Form 10-Q
period 2005-06-30
Affinity Group Holding, Inc.
filed 2005-08-03
CIK 1322646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2005	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☒                                                        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES  ☐                                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 3, 2005
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(In Thousands)

	6/30/2005	12/31/2004
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,202	$24,564
Accounts receivable, less allowance for doubtful accounts of $1,189 in 2005 and $810 in 2004	20,926	24,228
Inventories	52,194	42,463
Prepaid expenses and other assets	15,279	11,383
Deferred tax assets, net	6,615	6,615
Total current assets	132,216	109,253

PROPERTY AND EQUIPMENT, net	27,924	27,642
AFFILIATE NOTES AND INVESTMENTS	85,742	4,752
INTANGIBLE ASSETS, net	32,621	27,716
GOODWILL	148,773	148,773
DEFERRED TAX ASSETS, net	2,311	323
OTHER ASSETS	1,677	1,763
Total assets	$431,264	$320,222

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$26,799	$16,511
Accrued interest	7,021	6,857
Accrued income taxes	2,892	3,131
Accrued liabilities	35,144	34,230
Deferred revenues and gains	64,028	57,661
Current portion of long-term debt	1,911	1,676
Total current liabilities	137,795	120,066

DEFERRED REVENUES AND GAINS	40,157	41,469
LONG-TERM DEBT, net of current portion	400,835	312,660
OTHER LONG-TERM LIABILITIES	5,374	4,135
	584,161	478,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding (2005) and $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding (2004)	1	1
Accumulated deficit	(152,898)	(158,109)
Total stockholder’s deficit	(152,897)	(158,108)
Total liabilities and stockholder’s deficit	$431,264	$320,222

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED
	6/30/2005	6/30/2004
		(Note 1)
REVENUES:
Membership services	$34,401	$36,022
Publications	15,301	16,583
Retail	83,510	75,039
	133,212	127,644

COSTS APPLICABLE TO REVENUES:
Membership services	22,301	24,342
Publications	10,238	11,109
Retail	50,098	44,728
	82,637	80,179

GROSS PROFIT	50,575	47,465

OPERATING EXPENSES:
Selling, general and administrative	32,702	29,564
Depreciation and amortization	3,947	3,035
	36,649	32,599

INCOME FROM OPERATIONS	13,926	14,866

NON-OPERATING ITEMS:
Interest income	178	178
Interest expense	(8,804)	(6,200)
Debt extinguishment expense	—	(419)
Other non-operating items, net	14	40
	(8,612)	(6,401)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	5,314	8,465

INCOME TAX EXPENSE	(1,780)	(3,040)

NET INCOME	$3,534	$5,425

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2005	6/30/2004
		(Note 1)
REVENUES:
Membership services	$66,824	$67,541
Publications	32,499	33,812
Retail	142,576	127,573
	241,899	228,926

COSTS APPLICABLE TO REVENUES:
Membership services	42,502	45,066
Publications	21,759	23,111
Retail	84,392	75,538
	148,653	143,715

GROSS PROFIT	93,246	85,211

OPERATING EXPENSES:
Selling, general and administrative	62,723	54,749
Depreciation and amortization	7,654	6,072
	70,377	60,821

INCOME FROM OPERATIONS	22,869	24,390

NON-OPERATING ITEMS:
Interest income	344	355
Interest expense	(15,180)	(11,624)
Debt extinguishment expense	—	(5,035)
Other non-operating items, net	30	87
	(14,806)	(16,217)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,063	8,173

INCOME TAX EXPENSE	(2,852)	(2,930)

NET INCOME	$5,211	$5,243

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED
	6/30/2005	6/30/2004
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,211	$5,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,570	3,440
Amortization	3,084	2,632
Provision for losses on accounts receivable	483	1,109
Deferred compensation	1,650	—
Deferred tax benefit	(1,988)	(1,184)
Loss (gain) on sale of property and equipment	2	(1)
Loss on early extinguishment of debt	—	5,035
Non-cash interest on AGHI Notes	2,585	—
Accretion of original issue discount	49	—
Changes in operating assets and liabilities
Accounts receivable	2,855	586
Inventories	(9,630)	(9,666)
Prepaid expenses and other assets	(3,810)	(3,299)
Accounts payable	10,288	5,520
Accrued and other liabilities	428	6,705
Deferred revenues and gains	4,575	2,256
Net cash provided by operating activities	20,352	18,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,827)	(5,043)
Net proceeds from sale of property and equipment	27	1
Change in intangible assets	(26)	(10)
Investment in affiliate	(81,005)	—
Acquisitions, net of cash received	(2,639)	—
Loans receivable	15	(22)
Net cash used in investing activities	(88,455)	(5,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(60,000)
Borrowings on long-term debt	85,005	200,000
Payment of debt issue costs	(3,564)	(7,157)
Principal payments of long-term debt	(700)	(129,088)
Net cash provided by financing activities	80,741	3,755

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,638	17,057

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,564	6,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,202	$23,172

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc (“AGI”), and AGI’s subsidiaries (collectively the “Company”), in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation.  On April 27, 2004, AGI’s previous parent, Affinity Group Holding, Inc. (“AGH”) was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  The balance sheet as of December 31, 2004 is that of AGI prior to the formation of AGHI on March 2, 2005.  The three and six months ended June 30, 2004 have been restated to reflect the combined financial position and results of operations of AGI and AGH.  These interim consolidated financial statements should be read in conjunction with AGI’s consolidated financial statements and notes for the year ended December 31, 2004 included in the Registration Statement on Form S-4 filed April 15, 2005.  Certain balances in the prior year consolidated financial statements were reclassified to conform to the current year presentation.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for recreational vehicle (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED JUNE 30, 2005
Revenues from external customers	$34,401	$15,301	$83,510	$133,212
Depreciation and amortization	787	542	1,770	3,099
(Gain) loss on sale of property and equipment	—	(5)	3	(2)
Interest income	1,167	—	3	1,170
Interest expense	—	69	2,622	2,691
Segment operating profit	10,653	3,763	3,446	17,862

THREE MONTHS ENDED JUNE 30, 2004
Revenues from external customers	$36,022	$16,583	$75,039	$127,644
Depreciation and amortization	907	424	1,164	2,495
Interest income	636	—	—	636
Interest expense	—	231	2,626	2,857
Segment operating profit	9,787	4,250	3,788	17,825

	Membership
	Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2005
Revenues from external customers	$66,824	$32,499	$142,576	$241,899
Depreciation and amortization	1,759	1,016	3,488	6,263
(Gain) loss on sale of property and equipment	—	(5)	3	(2)
Interest income	2,170	—	5	2,175
Interest expense	—	159	5,212	5,371
Segment operating profit	21,012	8,191	1,788	30,991

SIX MONTHS ENDED JUNE 30, 2004
Revenues from external customers	$67,541	$33,812	$127,573	$228,926
Depreciation and amortization	1,811	850	2,390	5,051
Gain on sale of property and equipment	—	—	1	1
Interest income	1,228	—	1	1,229
Interest expense	—	504	5,237	5,741
Segment operating profit	18,790	8,165	2,623	29,578

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three and six months ended June 30, (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Income From Continuing Operations Before Income Taxes
Total profit for reportable segments	$17,862	$17,825	$30,991	$29,578
Unallocated G & A expense	(4,595)	(4,600)	(9,897)	(8,592)
Unallocated depreciation and amortization expense	(848)	(540)	(1,391)	(1,021)
Unallocated interest expense, net of intercompany elimination	(6,113)	(3,343)	(9,809)	(5,883)
Unallocated interest income, net of intercompany elimination	(992)	(458)	(1,831)	(874)
Unallocated debt restructure expense	—	(419)	—	(5,035)
Income from continuing operations before income taxes	$5,314	$8,465	$8,063	$8,173

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2005 and December 31, 2004 (in thousands):

	6/30/2005	12/31/2004
Membership services segment	$177,256	$170,270
Publications segment	77,403	75,731
Retail segment	221,956	124,325
Total assets for reportable segments	476,615	370,326
Capitalized finance costs not allocated to segments	13,560	10,951
Corporate unallocated assets	16,047	13,705
Elimination of intersegment receivable	(74,958)	(74,760)
Total assets	$431,264	$320,222

Total assets for the retail segment increased $97.6 million from December 31, 2004 primarily due to the acquisition of a preferred membership interest in FreedomRoads Holding Company, LLC, a related party, (See Note 5) and a seasonal increase in inventory levels of the retail segment.

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2005	2004
Cash paid during the period for:
Interest	$12,382	$8,829
Income taxes	5,138	2,246

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend to its ultimate parent, AGHC, consisting of notes receivable from the Adams Insurance Holding LLC, a related party.

In May 2005, the Company assumed $0.5 million of liabilities and issued $1.5 million of debt in the acquisition of the Powerboat Magazine title and related assets from Nordskog Publishing, Inc.

It is the Company’s intent to pay the current interest on the AGHI Notes through the issuance of additional notes of the same tenor as the AGHI Notes.  Non-cash interest as of June 30, 2005 was $2.6 million.

(4) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company performs its annual impairment review during the fourth quarter.  Based on the results of the annual impairment test, the Company determined that no impairment of goodwill existed as of December 31, 2004.

There were no changes in the Company’s goodwill by business segment, for the three or six months ended June 30, 2005 and 2004.

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2005 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$16,031	$(5,513)	$10,518
Resort and golf course participation agreements	23	13,555	(11,173)	2,382
Non-compete and deferred consulting agreements	15	18,455	(10,921)	7,534
Deferred financing costs	7	15,152	(2,965)	12,187
		$63,193	$(30,572)	$32,621

In April 2005, Camping World, Inc. acquired the assets of an RV catalog retailer for $0.6 million.  The acquisition price was allocated to inventory and membership and customer lists.  In May 2005, Ehlert Publishing Group, Inc. acquired the publishing assets of Nordskog Publishing, Inc. for $4.0 million.  The acquisition price was allocated primarily to membership and customer lists and non-compete agreements.

(5) RECENT EVENTS

On March 24, 2005 in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of the Company, and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The AGHI Notes cannot be redeemed prior to February 15, 2008.  Although the only source of the cash payment of the AGHI Notes is dividends from its subsidiary, there are certain restrictions on the payment of dividends under AGI’s senior secured credit facility (the “AGI Senior Credit Facility”) and the indenture (“AGI Indenture”) under which AGI has issued $200.0 million in 9% senior subordinated notes due 2012.

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGHI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads Holding at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads Holding may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads Holding will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests of FreedomRoads Holding or a sale of substantially all of the assets of FreedomRoads Holding.  According to the terms of the preferred membership interest, FreedomRoads Holding cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of FreedomRoads Holding and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads Holding’s net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads Holding.  The preferred membership interest FreedomRoads Holding is being carried at cost and is reviewed periodically for impairment.

(6) CONTINGENCIES

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

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2005	6/30/2004	Inc/(Dec)

REVENUES:
Membership services	25.8%	28.2%	(4.5)%
Publications	11.5%	13.0%	(7.7)%
Retail	62.7%	58.8%	11.3%
	100.0%	100.0%	4.4%

COSTS APPLICABLE TO REVENUES:
Membership services	16.7%	19.1%	(8.4)%
Publications	7.7%	8.7%	(7.8)%
Retail	37.6%	35.0%	12.0%
	62.0%	62.8%	3.1%

GROSS PROFIT	38.0%	37.2%	6.6%

OPERATING EXPENSES:
Selling, general and administrative	24.5%	23.2%	10.6%
Depreciation and amortization	3.0%	2.4%	30.0%
	27.5%	25.6%	12.4%

INCOME FROM OPERATIONS	10.5%	11.6%	(6.3)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	—
Interest expense	(6.6)%	(4.9)%	42.0%
Debt extinguishment expense	—	(0.3)%	(100.0)%
Other non-operating items, net	—	—	(65.0)%
	(6.5)%	(5.0)%	34.5%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4.0%	6.6%	(37.2)%

INCOME TAX EXPENSE	(1.3)%	(2.3)%	(41.4)%

NET INCOME	2.7%	4.3%	(34.9)%

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2005	6/30/2004	Inc/(Dec)

REVENUES:
Membership services	27.6%	29.5%	(1.1)%
Publications	13.4%	14.8%	(3.9)%
Retail	59.0%	55.7%	11.8%
	100.0%	100.0%	5.7%

COSTS APPLICABLE TO REVENUES:
Membership services	17.6%	19.7%	(5.7)%
Publications	9.0%	10.1%	(5.9)%
Retail	34.9%	33.0%	11.7%
	61.5%	62.8%	3.4%

GROSS PROFIT	38.5%	37.2%	9.4%

OPERATING EXPENSES:
Selling, general and administrative	25.8%	23.9%	14.6%
Depreciation and amortization	3.2%	2.6%	26.1%
	29.0%	26.5%	15.7%

INCOME FROM OPERATIONS	9.5%	10.7%	(6.2)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(3.1)%
Interest expense	(6.3)%	(5.1)%	30.6%
Debt extinguishment expense	—	(2.2)%	(100.0)%
Other non-operating items, net	—	—	(65.5)%
	(6.2)%	(7.1)%	(8.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.3%	3.6%	(1.3)%

INCOME TAX EXPENSE	(1.1)%	(1.3)%	(2.7)%

NET INCOME	2.2%	2.3%	(0.6)%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005
Compared With Three Months Ended June 30, 2004

Revenues

Revenues of $133.2 million for the second quarter of 2005 increased by approximately $5.6 million, or 4.4%, from the comparable period in 2004.

Membership services revenues of $34.4 million for the second quarter of 2005 decreased by approximately $1.6 million, or 4.5%, from the comparable period in 2004.  This revenue decrease was largely attributable to a $1.8 million decrease in member events revenue due to the timing of the Great North American Rally, which occurred in the second quarter of 2004 versus the third quarter of 2005, a $0.4 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, a $0.5 million reduction in marketing fee income recognized on RV financing products and a $0.3 million decrease in dealer program marketing revenue, partially offset by a $1.0 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, and a $0.4 million increase in emergency road service revenue due to increased enrollment.

Publication revenues of $15.3 million for the second quarter of 2005 decreased $1.3 million, or 7.7%, from the comparable period in 2004  This decrease was primarily due to a $0.9 million reduction in revenue due to the disposition of archery-related publication titles in the third quarter of 2004, and a $0.4 million decrease in motorcycle and regional publications revenue due to a reduction in the number of issues published in the quarter, and a $0.2 million decrease in revenue from the reduced distribution of our campground atlas, partially offset by a $0.2 million increase in revenue due to a new magazine title acquired in May 2005, Powerboat Magazine.

Retail revenues of $83.5 million increased $8.5 million, or 11.3%, over the second quarter of 2004.  Store merchandise sales increased $8.5 million over the second quarter of 2004 due to a same store sales increase of $4.3 million or 8.4%, compared to a 10.7% increase in the second quarter of 2004, and a $4.2 million revenue increase from the addition of eight new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Additionally, a $0.6 million decrease in mail order revenue was offset by increases in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $82.6 million for the second quarter of 2005, an increase of $2.5 million, or 3.1%, from the comparable period in 2004.

Membership services costs and expenses of $22.3 million decreased approximately $2.0 million, or 8.4%, from the second quarter of 2004.  This decrease consisted of a $1.7 million decrease primarily due to the timing of member events, a $0.6 million decrease in membership services costs, primarily due to reduced marketing expenses in the Coast to Coast Club and the Golf Card Club, a $0.2 million decrease in other marketing expenses, and a $0.2 million decrease in dealer marketing expenses, partially offset by a $0.7 million increase in marketing costs and program expenses associated with increased enrollment in the extended vehicle warranty and emergency road service programs.

Publication costs and expenses of $10.2 million for the second quarter of 2005 decreased $0.9 million from the comparable period in 2004 primarily due to the disposition of archery-related titles in the third quarter of 2004, and a reduction in costs associated with reduced atlas marketing and a reduction in the number of regional issues published, partially offset by increased costs attributable to the newly acquired magazine title, Powerboat Magazine.

Retail costs applicable to revenues increased $5.4 million, or 12.0%, to $50.1 million primarily due to increased store sales.  The retail gross profit margin of 40.0% for the second quarter of 2005 decreased from 40.4% from the comparable period in 2004 primarily due to the increased use of merchandising and marketing discounts in the second quarter of 2005.

Operating Expenses

Selling, general and administrative expenses of $32.7 million for the second quarter of 2005 increased $3.1 million compared to the second quarter of 2004 primarily due to increased retail selling and general and administrative expenses of approximately $3.1 million consisting of a $2.1 million increase in retail labor, a $0.3 million increase in selling expenses, a $0.3 million increase in rent expense, and a $0.4 million increase in training and other retail general and administrative expenses.  Further, a $0.7 million increase in deferred executive compensation was offset by a $0.7 million reduction in executive wages and consulting expenses.

Depreciation and amortization expense of approximately $4.0 million for the second quarter of 2005 increased approximately $1.0 million over the prior year primarily due to increased depreciation on capital expenditures at Camping World, amortization of financing costs associated with the AGHI Notes, and the amortization of intangible assets associated with the acquisition of consumer trade shows, acquired through the acquisition of ARU, Inc. (“ARU”) in December 2004, and Powerboat Magazine.

Income from Operations

Income from operations for the second quarter of 2005 of $13.9 million decreased $1.0 million compared to the second quarter of 2004 primarily due to increased operating expenses of $4.1 million and reduced gross profit from the publications operations of $0.4 million, partially offset by increased gross profit from the retail and membership services operations of $3.1 million and $0.4 million, respectively.

Non-Operating Items

Non-operating items were $8.6 million for the second quarter of 2005, compared to $6.4 million for the same period in 2004.  This $2.2 million increase was due to $2.6 million of additional interest expense from higher loan balances associated with the issuance in March 2005 of the AGHI Notes and higher interest rates, partially offset by a $0.4 million reduction in debt extinguishment expenses.

Income before Income Taxes

Income before income taxes for the second quarter of 2005 was $5.3 million, or $3.2 million lower than the second quarter of 2004.  This decrease was attributable to $2.6 million of additional interest expense, and a $1.0 million decrease in income from operations, partially offset by a $0.4 million reduction in debt extinguishment expense.

Income Tax Expense

The Company recorded approximately $1.8 million of income tax expense for the second quarter of 2005, a decrease of $1.3 million over the second quarter of 2004.  The effective tax rates for the second quarter of 2005 and 2004 were 33.5% and 35.9%.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

Net income in the second quarter of 2005 was $3.5 million compared to a net income of $5.4 million for the same period in 2004.

Segment Profit

Segment profit of approximately $17.9 million for 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring, and income tax expense) increased $0.1 million from the comparable period in 2004.

Membership services segment profit increased $0.9 million, or 8.8%, to $10.7 million for the second quarter of 2005.  This increase is largely attributable to a $0.7 million increase in profit from emergency road service products, $0.4 million increase in profit from the extended warranty program, and a $0.3 million increase in profit from the Coast to Coast Club and Golf Card Club, partially offset by a $0.5 million decrease in profit from RV Financing products.

Publication segment profit of $3.8 million for the second quarter of 2005 decreased by $0.5 million, or 11.5%, from 2004.  This decrease was primarily attributable to a $0.3 million reduction in profit due to the timing of magazine issues for the motorcycle and powersports-related publications, $0.1 million of incremental expenses associated with the consumer shows acquired through the acquisition of ARU in December 2004, and a $0.1 million reduction in profit related to the disposition of the archery-related titles.

Retail segment profit of $3.4 million for the second quarter of 2005 decreased by $0.3 million, or 9.0%, from the second quarter of 2004.  The decrease in segment profit resulted primarily from a $2.8 million increase in selling, general and administrative expenses and other allocated expenses, primarily related to the increase in retail labor, and a $0.6 million increase in depreciation expense partially offset by a $3.1 million increase in gross profit margin.

Six Months Ended June 30, 2005
Compared With Six Months Ended June 30, 2004

Revenues

Revenues of $241.9 million for the first six months of 2005 increased by approximately $13.0 million, or 5.7%, from the comparable period in 2004.

Membership services revenues of $66.8 million for the first six months of 2005 decreased by approximately $0.7 million, or 1.1%, from the comparable period in 2004.  This revenue decrease was largely attributable to $2.0 million decrease in member events revenue primarily due to the timing of the Great North American Rally, which occurred in the second quarter of 2004 versus the third quarter of 2005, a $1.0 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, and a $0.7 million reduction in marketing fee income recognized on RV financing, partially offset by a $2.3 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, and a $0.7 million increase in emergency road service revenue due to increased enrollment.

Publication revenues of $32.5 million for the first six months of 2005 decreased $1.3 million, or 3.9%, from the comparable period in 2004 primarily resulting from a $1.3 million revenue reduction due to the disposition of archery-related publication titles in the third quarter of 2004, a $0.8 million reduction in revenue from reduced promotion of the campground atlas and the timing of annual directory shipments, and a $0.6 million reduction associated with reduced issues of motorcycle and regional publications, partially offset by a $1.4 million revenue increase associated with the acquisition of consumer shows, acquired through the acquisition of ARU in December 2004 and the newly acquired Powerboat Magazine title.

Retail revenues of $142.6 million increased $15.0 million, or 11.8%, over the first six months of 2004.  Store merchandise sales increased $14.2 million over the first six months of 2004 due to a same store sales increase of $6.6 million or 7.3%, compared to a 12.0% increase in the first six months of 2004, and a $7.6 million revenue increase from the addition of eight new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, retail revenue increased $0.8 million due to increases in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $148.7 million for the first six months of 2005, an increase of $4.9 million, or 3.4%, from the comparable period in 2004.

Membership services costs and expenses of $42.5 million decreased approximately $2.6 million, or 5.7%, from the first six months of 2004.  This decrease consisted of a $1.9 million cost decrease due to the timing of member events, a $1.3 million decrease in membership services costs, primarily due to reduced marketing and programs expenses of the Coast to Coast Club and Golf Card Club partially offset by an increase in production costs for the Good Sam member publication, Highways Magazine, and a $0.7 million decrease in other new product development costs and overhead expenses, partially offset by a $1.3 million increase in marketing costs and program expenses associated with increased enrollment in the extended vehicle warranty programs.

Publication costs and expenses of $21.8 million for the first six months of 2005 decreased $1.4 million from the comparable period in 2004 primarily due to a $1.2 million reduction from the disposition of archery-related titles in the third quarter of 2004, and a $1.0 million reduction in costs associated with reduced atlas promotions and reduced annual directory revenue, partially offset by $0.8 million of additional costs attributable to the newly acquired operations of ARU and the Powerboat Magazine title.

Retail costs applicable to revenues increased $8.9 million, or 11.7%, to $84.4 million primarily due to increased store sales.  The retail gross profit margin of 40.8% for the first six months of 2005 remained unchanged from the comparable period in 2004.

Operating Expenses

Selling, general and administrative expenses of approximately $62.7 million for the first six months of 2005 increased $8.0 million compared to the first six months of 2004 primarily due to an increase in retail selling and general and administrative expenses of approximately $6.6 million consisting of a $4.3 million increase in retail labor, a $0.7 million increase in selling expenses, a $0.6 million increase in rent expense, and a $1.0 million increase in training and other retail general and administrative expenses, a $1.6 million increase in deferred executive compensation expense partially offset by a $0.2 million decrease in other general and administrative expenses.

Depreciation and amortization expense of approximately $7.6 million increased approximately $1.6 million over the prior year primarily due to increased depreciation on capital expenditures at Camping World, amortization of intangible assets associated with the purchase of ARU, the purchase of Powerboat Magazine, amortization of financing costs associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004, and amortization of financing costs associated with the AGHI Notes.

Income from Operations

Income from operations for the first six months of 2005 of $22.9 million decreased $1.5 million compared to the first six months of 2004 primarily due to increased operating expenses of $9.6 million, partially offset by increased gross profit for the retail, membership services and publications operations of $6.1 million, $1.9 million and $0.1 million, respectively.

Non-Operating Items

Non-operating items were $14.8 million for the first six months of 2005, compared to $16.2 million for the same period in 2004.  This $1.4 million decrease comprises of a $5.0 million reduction in debt extinguishment expenses associated with the redemption in 2004 of the AGH senior notes due 2007, partially offset by approximately $3.6 million of additional interest expense in 2005 from higher loan balances associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004 and the AGHI Notes in March 2005.

Income before Income Taxes

Income before income taxes for the first six months of 2005 was $8.1 million, or $0.1 million lower than the first six months of 2004.  This decrease was attributable to $3.6 million of additional interest expense and a $1.5 million decrease in income from operations for the current period, partially offset by a $5.0 million reduction in debt extinguishment expense from the prior period.

Income Tax Expense

The Company recorded $2.9 million of income tax expense for the first six months of 2005, a decrease of approximately $0.1 million from the first six months of 2004.  The effective tax rates for the first six months of 2005 and 2004 were 35.4% and 35.8%, respectively.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

Net income in the first six months of 2005 was $5.2 million compared to $5.2 million for the same period in 2004.

Segment Profit

Segment profit of $31.0 million for the first six months of 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring, and income tax expense) increased $1.4 million, or 4.8%, from the comparable period in 2004.

Membership services segment profit increased $2.2 million, or 11.8%, to $21.0 million for the first six months of 2005.  This increase is largely attributable to a $1.3 million increase in profit from emergency road service products, $1.2 million increase in profit from the extended warranty program, a $1.0 million increase in profit from the Coast to Coast Club and Golf Card Club, partially offset by a $0.7 million decrease in profit from RV financing products and a $0.3 million decrease in profit in the Good Sam member publication, Highways Magazine, due to increased production costs and a $0.3 million increase in other new product development expenses.

Publication segment profit of $8.2 million for the first six months of 2005 remained unchanged from the comparable period in 2004.  Reduced profit in the motorcycle publications was offset by an increase in profit associated with the consumer shows acquired through the acquisition of ARU in December 2004 and the purchase of the Powerboat Magazine.

Retail segment profit of $1.8 million for the first six months of 2005 decreased by $0.8 million, or 31.8%, from a profit of $2.6 million in 2004.  The decreased profit resulted primarily from a $5.8 million increase in selling, general and administrative expenses and other allocated expenses, and a $1.1 million increase in depreciation expense, partially offset by a $6.1 million increase in gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2005 and December 31, 2004 was $5.6 million and $10.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $64.0 million and $57.7 million as of June 30, 2005 and December 31, 2004, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  Management believes that funds generated by operations together with available borrowings under the AGI Senior Credit Facility will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.

Interest under the AGHI Notes is due semi-annually on August 15 and February 15.  For interest payments through and including February 15, 2008, AGHI has the right to issue additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The source of cash for any interest that is to be paid in cash is dividends from AGI.  Both the AGI Senior Credit Facility and the AGI Indenture contain certain restrictions on the payment of dividends by AGI to AGHI.  Interest accrued on the AGHI Notes has been classified in long-term debt as it is AGHI’s intent to issue additional notes to pay the interest for the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects the Company’s contractual obligations and commercial commitments by maturity period at June 30, 2005, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2005	2006 and 2007	2008 and 2009	Thereafter

Long-term debt	$402,746	$1,017	$3,962	$109,589	$288,178
Operating lease obligations	134,914	6,263	22,613	16,997	89,041
Deferred compensation	6,013	564	1,768	3,061	620
Standby and commercial letters of credit	7,354	6,904	450	—	—
Grand total	$551,027	$14,748	$28,793	$129,647	$377,839

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility).  The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2 loans”) in the aggregate of $140.0 million.  Proceeds from the AGI Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to the Company’s parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH senior notes due 2007 (“AGH Notes”) at 103.667% of par in 2003.  As of June 30, 2005, $32.0 million and $79.9 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of June 30, 2005.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 3.50% over the stated rates.  As of June 30, 2005, the average interest rate on the term loans was 6.14%, and permitted borrowings under the undrawn revolving facility were $27.6 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2005, AGI had letters of credit in the aggregate amount of $7.4 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

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

In November 2004, AGI amended the AGI Senior Credit Facility dated June 24, 2003.  The interest rates on the Term B1 and Term B2 loans were reduced by 1.00%.  The applicable interest margin on the LIBOR and Prime Rate loans was reduced from 4.00% to 3.00% and 3.00% to 2.00%, respectively.

On March 24, 2005 in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The AGHI Notes cannot be redeemed prior to February 15, 2008.  Although the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust, which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGHI.

The AGI Indenture pursuant to which the AGI Notes were issued and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2005.

In April 2005, Camping World, Inc. acquired the assets of a mail order catalog retailer specializing in recreational vehicle merchandise for $0.6 million.  In May 2005, the Ehlert Publishing Group, Inc. acquired the publishing assets of Nordskog Publishing, Inc. for $4.0 million.  As part of the purchase, the Company issued $1.5 million of purchase debt and assumed $0.5 million of liabilities.

For the six months ended June 30, 2005, the Company incurred $1.6 million of deferred executive compensation expense under the phantom stock agreements and made payments of $0.9 million on the pay-out provisions of existing phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next seven years.  Phantom stock payments of $0.6 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first six months of 2005 totaling $4.8 million decreased $0.2 million from the first six months of 2004.  Additional capital expenditures of $8.0 million are anticipated for the balance of 2005, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, a distribution center expansion, and computer software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2004 or June 30, 2005.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates.  Our objective of financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows.  Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate collar contracts.

The following information discusses the sensitivity to our earnings.  The range of changes chosen for this analysis reflects our view of changes which are reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

At June 30, 2005, we had debt totaling $402.7 million, comprised of $111.8 million of variable rate debt and $290.9 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow, the impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

Credit Risk

We are exposed to credit risk on accounts receivable.  We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations.  Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising our customer base.  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

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

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: August 3, 2005	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer