Form 10-Q
period 2005-09-30
Affinity Group Holding, Inc.
filed 2005-11-02
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2005	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive
Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES ☐	NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 2, 2005
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(In Thousands)

	9/30/2005	12/31/2004
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,908	$24,564
Accounts receivable, less allowance for doubtful accounts of $1,085 in 2005 and $810 in 2004	20,212	24,228
Inventories	50,107	42,463
Prepaid expenses and other assets	16,803	11,383
Deferred tax assets, net	6,615	6,615
Total current assets	120,645	109,253

PROPERTY AND EQUIPMENT, net	29,408	27,642
AFFILIATE NOTES AND INVESTMENTS	85,735	4,752
INTANGIBLE ASSETS, net	30,843	27,716
GOODWILL	148,773	148,773
DEFERRED TAX ASSETS, net	3,399	323
OTHER ASSETS	1,632	1,763
Total assets	$420,435	$320,222

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$14,556	$16,511
Accrued interest	2,422	6,857
Accrued income taxes	910	3,131
Accrued liabilities	34,728	34,230
Deferred revenues and gains	70,187	57,661
Current portion of long-term debt	1,911	1,676
Total current liabilities	124,714	120,066

DEFERRED REVENUES AND GAINS	38,991	41,469
LONG-TERM DEBT, net of current portion	402,936	312,660
OTHER LONG-TERM LIABILITIES	6,569	4,135
	573,210	478,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Accumulated deficit	(152,776)	(158,109)
Total stockholder’s deficit	(152,775)	(158,108)
Total liabilities and stockholder’s deficit	$420,435	$320,222

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2005	9/30/2004
		(Note 1)
REVENUES:
Membership services	$35,098	$32,824
Publications	13,951	13,367
Retail	75,668	71,422
	124,717	117,613

COSTS APPLICABLE TO REVENUES:
Membership services	24,335	21,546
Publications	10,401	9,585
Retail	45,354	43,024
	80,090	74,155

GROSS PROFIT	44,627	43,458

OPERATING EXPENSES:
Selling, general and administrative	31,773	30,557
Depreciation and amortization	4,057	4,153
	35,830	34,710

INCOME FROM OPERATIONS	8,797	8,748

NON-OPERATING ITEMS:
Interest income	351	200
Interest expense	(8,977)	(6,197)
Other non-operating items, net	19	438
	(8,607)	(5,559)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	190	3,189

INCOME TAX EXPENSE	(68)	(1,338)

NET INCOME	$122	$1,851

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2005	9/30/2004
		(Note 1)
REVENUES:
Membership services	$101,922	$100,365
Publications	46,450	47,179
Retail	218,244	198,995
	366,616	346,539

COSTS APPLICABLE TO REVENUES:
Membership services	66,837	66,612
Publications	32,160	32,696
Retail	129,746	118,562
	228,743	217,870

GROSS PROFIT	137,873	128,669

OPERATING EXPENSES:
Selling, general and administrative	94,496	85,306
Depreciation and amortization	11,711	10,225
	106,207	95,531

INCOME FROM OPERATIONS	31,666	33,138

NON-OPERATING ITEMS:
Interest income	695	555
Interest expense	(24,157)	(17,821)
Debt extinguishment expense	—	(5,035)
Other non-operating items, net	49	525
	(23,413)	(21,776)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,253	11,362

INCOME TAX EXPENSE	(2,920)	(4,268)

NET INCOME	$5,333	$7,094

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2005	9/30/2004
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,333	$7,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,838	6,199
Amortization	4,873	4,026
Provision for losses on accounts receivable	505	1,700
Deferred compensation	2,925	1,050
Deferred tax benefit	(3,076)	(2,555)
Gain on sale of property and equipment	(1)	(417)
Loss on early extinguishment of debt	—	5,035
Non-cash interest on AGHI Notes	5,007	—
Accretion of original issue discount	98	—
Changes in operating assets and liabilities
Accounts receivable	3,547	2,184
Inventories	(7,543)	(6,304)
Prepaid expenses and other assets	(5,289)	(5,451)
Accounts payable	(1,955)	5,177
Accrued and other liabilities	(6,649)	5,431
Deferred revenues and gains	9,568	8,393
Net cash provided by operating activities	14,181	31,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,579)	(6,703)
Net proceeds from sale of property and equipment	30	399
Change in intangible assets	(38)	(8)
Investment in affiliate	(81,005)	—
Acquisitions, net of cash received	(2,639)	—
Net proceeds from sale of publication assets	—	3,939
Loans receivable	22	(15)
Net cash used in investing activities	(92,209)	(2,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(63,600)
Borrowings on long-term debt	85,005	200,000
Payment of debt issue costs	(3,563)	(7,319)
Principal payments of long-term debt	(1,070)	(129,438)
Net cash provided by (used in) financing activities	80,372	(357)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,344	28,817

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,564	6,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,908	$34,932

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc (“AGI”), and AGI’s subsidiaries (collectively the “Company”), in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation.  On April 27, 2004, AGI’s previous parent, Affinity Group Holding, Inc. (“AGH”) was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  The balance sheet as of December 31, 2004 is that of AGI prior to the formation of AGHI on March 2, 2005.  The nine months ended September 30, 2004 have been restated to reflect the combined financial position and results of operations of AGI and AGH.  These interim consolidated financial statements should be read in conjunction with AGI’s consolidated financial statements and notes for the year ended December 31, 2004 included in the Registration Statement on Form S-4 filed April 15, 2005.  Certain balances in the prior year consolidated financial statements were reclassified to conform to the current year presentation.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues from external customers	$35,098	$13,951	$75,668	$124,717
Gain on sale of property and equipment	—	—	3	3
Interest income	1,353	—	4	1,357
Interest expense	—	70	2,497	2,567
Depreciation and amortization	882	666	1,762	3,310
Segment profit	9,274	2,197	2,497	13,968

THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers	$32,824	$13,367	$71,422	$117,613
Gain on sale of property and equipment	—	17	1	18
Interest income	674	—	1	675
Interest expense	—	137	2,555	2,692
Depreciation and amortization	907	464	2,195	3,566
Segment profit	9,408	2,596	290	12,294

	Membership
	Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues from external customers	$101,922	$46,450	$218,244	$366,616
Gain (loss) on sale of property and equipment	—	(5)	6	1
Interest income	3,523	—	9	3,532
Interest expense	—	229	7,709	7,938
Depreciation and amortization	2,641	1,682	5,250	9,573
Segment profit	30,286	10,388	4,285	44,959

NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers	$100,365	$47,179	$198,995	$346,539
Gain on sale of property and equipment	—	17	2	19
Interest income	1,902	—	2	1,904
Interest expense	—	641	7,792	8,433
Depreciation and amortization	2,718	1,314	4,585	8,617
Segment profit	28,198	10,761	2,913	41,872

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three and nine months ended September 30, (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Income From Continuing Operations Before Income Taxes
Total profit for reportable segments	$13,968	$12,294	$44,959	$41,872
Unallocated G & A expense	(5,615)	(4,936)	(15,512)	(13,528)
Unallocated depreciation and amortization expense	(747)	(587)	(2,138)	(1,608)
Unallocated interest expense, net of intercompany elimination	(6,410)	(3,503)	(16,219)	(9,386)
Unallocated interest income, net of intercompany elimination	(1,006)	(477)	(2,837)	(1,351)
Unallocated gain on sale of property and equipment	—	398	—	398
Unallocated debt restructure expense	—	—	—	(5,035)
Income from continuing operations before income taxes	$190	$3,189	$8,253	$11,362

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2005 and December 31, 2004 (in thousands):

	9/30/2005	12/31/2004
Membership services segment	$173,920	$170,270
Publications segment	79,742	75,731
Retail segment	212,096	124,325
Total assets for reportable segments	465,758	370,326
Capitalized finance costs not allocated to segments	12,991	10,951
Corporate unallocated assets	16,993	13,705
Elimination of intersegment receivable	(75,307)	(74,760)
Total assets	$420,435	$320,222

Total assets for the retail segment increased $87.8 million from December 31, 2004 primarily due to the acquisition of a preferred membership interest in FreedomRoads Holding Company, LLC, a related party, (See Note 5).

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2005	2004
Cash paid during the period for:
Interest	$23,487	$19,316
Income taxes	8,493	4,423

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

It is the Company’s intent to pay the current interest on the AGHI Notes through the issuance of additional notes of the same tenor as the AGHI Notes.  Non-cash interest as of September 30, 2005 was $5.0 million.

(4) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company performs its annual impairment review during the fourth quarter.  Based on the results of the annual impairment test, the Company determined that no impairment of goodwill existed as of December 31, 2004.

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2005 and 2004 (in thousands):

	Membership
	Services	Publications	Retail	Consolidated

Balance as of January 1, 2005	$54,288	$46,884	$47,601	$148,773
Dispositions	—	—	—	—
Balance as of September 30, 2005	$54,288	$46,884	$47,601	$148,773

Balance as of January 1, 2004	$54,288	$48,181	$47,601	$150,070
Dispositions	—	(3,553)	—	(3,553)
Balance as of September 30, 2004	$54,288	$44,628	$47,601	$146,517

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2005 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net
Membership and customer lists	6	$16,031	$(6,234)	$9,797
Resort and golf course participation agreements	23	13,558	(11,405)	2,153
Non-compete and deferred consulting agreements	15	18,455	(11,206)	7,249
Deferred financing costs	7	15,149	(3,505)	11,644
		$63,193	$(32,350)	$30,843

In August 2004, the Company’s subsidiary Ehlert Publishing Group, Inc. sold certain publication assets for $4.2 million in cash.  The Company paid $0.2 million in transaction fees related to the sales and recorded a $3.6 million reduction in goodwill.  As a result of the sale, the Company recorded a net gain of $0.4 million.  Approximately $3.6 million of goodwill was allocated to this reporting unit and was therefore a part of the carrying amount of the net assets disposed of in determining the gain.

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

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene (the “Plaintiffs”) in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes.  The plaintiff sought injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages.  CWI, Inc. responded to the suit and denied that its practices violate the statutes.  Without admitting liability or wrongdoing, CWI, Inc. and the Plaintiffs have entered into a Settlement Agreement which has received preliminary approval by the court.  After expiration of applicable notice periods, the Settlement Agreement will be subject to final approval by the court.  In the opinion of management, the terms of the Settlement Agreement did not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2005	9/30/2004	Inc/(Dec)

REVENUES:
Membership services	28.1%	27.9%	6.9%
Publications	11.2%	11.4%	4.4%
Retail	60.7%	60.7%	5.9%
	100.0%	100.0%	6.0%

COSTS APPLICABLE TO REVENUES:
Membership services	19.5%	18.3%	12.9%
Publications	8.3%	8.1%	8.5%
Retail	36.4%	36.7%	5.4%
	64.2%	63.1%	8.0%

GROSS PROFIT	35.8%	36.9%	2.7%

OPERATING EXPENSES:
Selling, general and administrative	25.4%	26.0%	4.0%
Depreciation and amortization	3.3%	3.5%	(2.3)%
	28.7%	29.5%	3.2%

INCOME FROM OPERATIONS	7.1%	7.4%	0.6%

NON-OPERATING ITEMS:
Interest income	0.3%	0.3%	75.5%
Interest expense	(7.2)%	(5.3)%	44.9%
Other non-operating items, net	—	0.4%	(95.7)%
	(6.9)%	(4.7)%	54.8%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	0.2%	2.7%	(94.0)%

INCOME TAX EXPENSE	(0.1)%	(1.1)%	(94.9)%

NET INCOME	0.1%	1.6%	(93.4)%

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2005	9/30/2004	Inc/(Dec)

REVENUES:
Membership services	27.8%	29.0%	1.6%
Publications	12.7%	13.6%	(1.5)%
Retail	59.5%	57.4%	9.7%
	100.0%	100.0%	5.8%

COSTS APPLICABLE TO REVENUES:
Membership services	18.2%	19.2%	0.3%
Publications	8.8%	9.4%	(1.6)%
Retail	35.4%	34.2%	9.4%
	62.4%	62.9%	5.0%

GROSS PROFIT	37.6%	37.1%	7.2%

OPERATING EXPENSES:
Selling, general and administrative	25.7%	24.6%	10.8%
Depreciation and amortization	3.2%	2.9%	14.5%
	28.9%	27.5%	11.2%

INCOME FROM OPERATIONS	8.6%	9.6%	(4.4)%

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	25.2%
Interest expense	(6.5)%	(5.1)%	35.6%
Debt extinguishment expense	—	(1.5)%	(100.0)%
Other non-operating items, net	—	0.1%	(90.7)%
	(6.3)%	(6.3)%	7.5%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2.3%	3.3%	(27.4)%

INCOME TAX EXPENSE	(0.8)%	(1.3)%	(31.6)%

NET INCOME	1.5%	2.0%	(24.8)%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005

Compared With Three Months Ended September 30, 2004

Revenues

Revenues of $124.7 million for the third quarter of 2005 increased by approximately $7.1 million, or 6.0%, from the comparable period in 2004.

Membership services revenues of $35.1 million for the third quarter of 2005 increased by approximately $2.3 million, or 6.9%, from the comparable period in 2004.  This increase was largely attributable to a $2.2 million increase in member events revenue due to the timing of the Great North American Rally, which occurred in the second quarter of 2004 versus the third quarter of 2005, a $1.5 million increase in extended vehicle warranty program revenue, due to continued growth in the sales of one-year warranty products, and increased enrollment in the emergency road service programs.  These increases were partially offset by a $0.7 million decrease in dealer program marketing revenue, a $0.4 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, and a $0.3 million reduction in marketing fee income recognized on RV financing products.

Publication revenues of $14.0 million for the third quarter of 2005 increased $0.6 million, or 4.4%, from the comparable period in 2004.  This increase was primarily due to a $0.5 increase in advertising revenue for the recreational vehicle related titles, a $0.4 million increase in revenue due to a magazine title acquired in May 2005, Powerboat Magazine, and a $0.3 million revenue increase from additional issues of powersports magazine titles.  These increases were partially offset by a $0.6 million reduction in revenue due to the disposition of archery-related publication titles in the third quarter of 2004.

Retail revenues of $75.7 million increased $4.2 million, or 5.9%, over the third quarter of 2004.  Store merchandise sales increased $3.8 million over the third quarter of 2004 primarily due to a $3.6 million revenue increase from the addition of eight new stores over the past eighteen months.  Same store sales increased $0.2 million, or 0.4%, compared to a 6.1% increase in the third quarter of 2004.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Additionally, revenue from other installation fees, supplies and services revenue increased $0.4 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $80.1 million for the third quarter of 2005, an increase of $5.9 million, or 8.0%, from the comparable period in 2004.

Membership services costs and expenses of $24.3 million increased approximately $2.8 million, or 12.9%, from the third quarter of 2004.  This increase consisted of a $2.0 million increase primarily due to event timing, a $1.1 million increase in marketing costs and program expenses associated with increased enrollment in the extended vehicle warranty and emergency road service programs, partially offset by a $0.3 million decrease in membership services costs, primarily due to reduced marketing expenses in the Coast to Coast Club and the Golf Card Club.

Publication costs and expenses of $10.4 million for the third quarter of 2005 increased $0.8 million, or 8.5%, from the comparable period in 2004 primarily due to increased costs attributable to the newly acquired magazine title, Powerboat Magazine, and consumer shows purchased through the acquisition of ARU Inc. (“ARU”) in December 2004, and reduced operating expenses for various titles.  These increases were partially offset by the disposition of archery-related titles in the third quarter of 2004.

Retail costs applicable to revenues increased $2.3 million, or 5.4%, to $45.4 million primarily due to new store openings.  The retail gross profit margin of 40.1% for the third quarter of 2005 increased from 39.8% from the comparable period in 2004 primarily due to favorable freight and other vendor credits in the third quarter of 2005.

Operating Expenses

Selling, general and administrative expenses of $31.8 million for the third quarter of 2005 increased $1.2 million compared to the third quarter of 2004 primarily due to increases in retail selling, general and administrative expenses of approximately $0.5 million consisting mostly of an increase in retail labor, a $0.2 million increase in deferred executive compensation and a $0.5 million increase in other executive wages and hurricane relief contributions.

Depreciation and amortization expense of $4.1 million for the third quarter of 2005 remained relatively unchanged from the prior year, decreasing approximately $0.1 million versus the comparable period in 2004.

Income from Operations

Income from operations for the third quarter of 2005 of $8.8 million remained unchanged from the comparable period in 2004 primarily due to increased gross profit from the retail operations of $1.9 million offset by increased operating expenses of $1.2 million and reduced gross profit from the membership services and publications operations of $0.5 million and $0.2 million, respectively.

Non-Operating Items

Non-operating items were $8.6 million for the third quarter of 2005, compared to $5.6 million for the same period in 2004.  This $3.0 million increase was due $2.8 million of additional interest expense from higher loan balances associated with the issuance in March 2005 of the AGHI Notes and higher interest rates, and a $0.4 million gain on sale of assets in 2004 partially offset by a $0.2 million increase in interest income.

Income before Income Taxes

Income before income taxes for the third quarter of 2005 was $0.2 million, or $3.0 million lower than the third quarter of 2004.  This decrease was attributable to $2.8 million of additional interest expense, and a $0.4 million gain on sale of assets in 2004, partially offset by a $0.2 million increase in interest income.

Income Tax Expense

The Company recorded approximately $0.1 million of income tax expense for the third quarter of 2005, a decrease of $1.3 million from the third quarter of 2004.  The effective tax rates for the third quarter of 2005 and 2004 were 37.8% and 42.0%.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

Net income in the third quarter of 2005 was $0.1 million compared to a net income of $1.9 million for the same period in 2004.

Segment Profit

Segment profit of approximately $14.0 million for 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring, and income tax expense) increased $1.7 million from the comparable period in 2004.

Membership services segment profit of $9.3 million for the third quarter of 2005 decreased $0.1 million, or 1.4%, from the third quarter of 2004.  This decrease is largely attributable to a $0.3 million decrease in marketing fee income recognized on RV financing products, a $0.3 million increase in new product development expenses, a $0.2 million decrease in dealer marketing profit and $0.2 million increase in other operating expenses, partially offset by a $0.5 million increase in profit from the extended warranty program, and a $0.4 million increase in profit from emergency road service products.

Publication segment profit of $2.2 million for the third quarter of 2005 decreased by $0.4 million, or 15.4%, from the third quarter of 2004.  This decrease was primarily attributable to reduced profit for the outdoor powersports publications due to reduced issues published, increased book sizes, timing of various titles, and a reduction in profit related to the disposition of the archery related titles, partially offset by an increase in profit from the recreational vehicle related titles.

Retail segment profit of $2.5 million for the third quarter of 2005 increased by $2.2 million, or 761.0%, from the third quarter of 2004.  The increase in segment profit resulted primarily from a $2.3 million increase in gross profit, and a $0.4 million reduction in depreciation expense, partially offset by a $0.5 million increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2005

Compared With Nine Months Ended September 30, 2004

Revenues

Revenues of $366.6 million for the first nine months of 2005 increased by approximately $20.1 million, or 5.8%, from the comparable period in 2004.

Membership services revenues of $101.9 million for the first nine months of 2005 increased by approximately $1.6 million, or 1.6%, from the comparable period in 2004.  This revenue increase was largely attributable to a $3.6 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, and a $1.0 million increase in emergency road service revenue due to increased enrollment, partially offset by a $1.4 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, a $1.0 million reduction in marketing fee income recognized on RV financing, and a $0.6 million reduction in dealer program marketing revenue.

Publication revenues of $46.5 million for the first nine months of 2005 decreased $0.7 million, or 1.5%, from the comparable period in 2004 primarily resulting from a $2.0 million revenue reduction due to the disposition of archery-related publication titles in the third quarter of 2004, a $0.7 million reduction in revenue from reduced promotion of the campground atlas, a $0.8 million reduction associated with reduced issues of snow and regional publications, and a $0.3 million reduction in ad revenue for the motorcycle titles.  These decreases were partially offset by a $1.8 million revenue increase associated with the acquisition of consumer shows, acquired through the acquisition of ARU in December 2004 and the newly acquired Powerboat Magazine title, a $0.9 million increase in advertising revenue in the recreational vehicle related titles and $0.4 million revenue increase in the powersports related titles due to the timing of issues published.

Retail revenues of $218.2 million increased $19.2 million, or 9.7%, over the first nine months of 2004.  Store merchandise sales increased $18.1 million over the first nine months of 2004 due to a same store sales increase of $6.8 million or 4.9%, compared to a 9.9% increase in the first nine months of 2004, and an $11.3 million revenue increase from the addition of eight new stores over the past twenty-one months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, retail revenue increased $1.1 million due to increases in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $228.7 million for the first nine months of 2005, an increase of $10.9 million, or 5.0%, from the comparable period in 2004.

Membership services costs and expenses of $66.8 million increased approximately $0.2 million, or 0.3%, from the first nine months of 2004.  This increase consisted of a $2.4 million increase in marketing costs and program expenses associated with increased enrollment in the extended vehicle warranty and emergency road service programs, partially offset by a $1.5 million decrease in membership services costs, primarily due to reduced marketing and program expenses of the Coast to Coast Club and Golf Card Club, and a $0.7 million reduction in dealer marketing expenses associated with reduced revenue.

Publication costs and expenses of $32.2 million for the first nine months of 2005 decreased $0.5 million from the comparable period in 2004 primarily due to a $1.7 million reduction from the disposition of archery-related titles in the third quarter of 2004, a $0.9 million reduction in costs associated with the campground atlas, and a $0.5 million reduction associated with reduced issues of the regional publications.  These decreases were partially offset by $1.6 million of additional costs attributable to the newly acquired operations of ARU and the Powerboat Magazine title and a $1.0 million increase in operating expenses of the powersports related titles.

Retail costs applicable to revenues increased $11.2 million, or 9.4%, to $129.7 million primarily due to the opening of eight new stores over the past twenty-one months.  The retail gross profit margin of 40.6% for the first nine months of 2005 increased slightly from 40.4% for the comparable period in 2004.

Operating Expenses

Selling, general and administrative expenses of approximately $94.5 million for the first nine months of 2005 increased $9.2 million compared to the first nine months of 2004 primarily due to an increase in retail selling and general and administrative expenses of approximately $7.1 million consisting of increases in retail labor, real property expenses, personal property expenses, and training and other retail general and administrative expenses of $4.8 million, $0.9 million, $0.4 million and $1.0 million, respectively, a $1.9 million increase in deferred executive compensation expense, and a $0.2 million increase in other general and administrative expenses.

Depreciation and amortization expense of $11.7 million increased approximately $1.5 million over the prior year primarily due to increased depreciation on capital expenditures at Camping World, amortization of intangible assets associated with the purchase of ARU and Powerboat Magazine, costs associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004, and amortization of financing costs associated with the AGHI Notes.

Income from Operations

Income from operations for the first nine months of 2005 totaling $31.7 million decreased $1.5 million compared to the first nine months of 2004.  This decrease is primarily due to increased operating expenses of $10.7 million and reduced gross profit for the publications operations of $0.2 million, partially offset by increased gross profit for the retail and membership services operations of $8.0 million and $1.4 million, respectively.

Non-Operating Items

Non-operating items were $23.4 million for the first nine months of 2005, compared to $21.8 million for the same period in 2004.  This $1.6 million increase comprises of $6.3 million of additional interest expense from higher loan balances associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004 and the AGHI Notes in March 2005, and a $0.4 million gain on sale of assets in 2004, partially offset by a $5.0 million reduction in debt extinguishment expenses associated with the redemption in 2004 of the AGH senior notes due 2007 and a $0.1 million increase in interest income.

Income before Income Taxes

Income before income taxes for the first nine months of 2005 was $8.3 million, or $3.1 million lower than the first nine months of 2004.  This decrease was attributable to a $6.3 million increase in interest expense, a $1.5 million decrease in income from operations for the current period, and a $0.4 million reduction in other non-operating items, partially offset by a $5.0 million reduction in debt extinguishment expense from the prior period and $0.1 million increase in interest income.

Income Tax Expense

The company recorded $2.9 million of income tax expense for the first nine months of 2005, a decrease of $1.3 million from the first nine months of 2004.  The effective tax rates for the first nine months of 2005 and 2004 were 35.4% and 37.6%, respectively.  The effective tax rate in 2005 was lower than 2004 due to a decrease in the company’s valuation allowance.  Overall, the effective tax rates are higher than statutory rates due to state taxes.

Net Income

Net income in the first nine months of 2005 was $5.3 million compared to $7.1 million for the same period in 2004.

Segment Profit

Segment profit of $45.0 million for the first nine months of 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring, and income tax expense) increased $3.1 million, or 7.4%, from the comparable period in 2004.

Membership services segment profit of $30.3 million for the first nine months of 2005 increased $2.1 million, or 7.4%, from the comparable period in 2004.  This increase is largely attributable to a $1.7 million increase in profit from emergency road service products, a $1.8 million increase in profit from the extended warranty program, a $0.8 million increase in profit from the Coast to Coast Club and Golf Card Club, partially offset by a $1.0 million decrease in profit from marketing fee income recognized on RV financing products and a $0.3 million decrease in profit in the Good Sam Club member publication, Highways Magazine, due to increased production costs, a $0.6 million increase in other new product development expenses, and a $0.2 million decrease in dealer program marketing profit.

Publication segment profit of $10.4 million for the first nine months of 2005 decreased $0.4 million from the comparable period in 2004.  Reduced profit in the powersport publications was partially offset by an increase in profit associated with the consumer shows acquired through the acquisition of ARU in December 2004.

Retail segment profit of $4.3 million for the first nine months of 2005 increased by $1.4 million, or 47.1% from the comparable period in 2004.  The increased profit resulted primarily from a $9.1 million increase in gross profit margin partially offset by a $7.1 million increase in selling, general and administrative expenses, and a $0.6 million increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2005 and December 31, 2004 was $4.1 million and $10.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $70.2 million and $57.7 million as of September 30, 2005 and December 31, 2004, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  Management believes that funds generated by operations together with available borrowings under the AGI Senior Credit Facility will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.

Interest under the AGHI Notes is due semi-annually on August 15 and February 15.  For interest payments through and including February 15, 2008, AGHI has the right to issue additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The source of cash for any interest that is to be paid in cash is dividends from AGI.  Both the AGI Senior Credit Facility and the AGI Indenture contain certain restrictions on the payment of dividends by AGI to AGHI.  Interest accrued on the AGHI Notes has been classified in long-term debt as it is AGHI’s intent to issue additional notes to pay the interest for the next twelve months.  The interest due on August 15, 2005 was paid by the issuance of additional notes of the same tenor as the AGHI Notes.

Contractual Obligations and Commercial Commitments

The following table reflects the Company’s contractual obligations and commercial commitments by maturity period at September 30, 2005, in thousands.

	Payments Due by Period
		Balance of	2006 and	2008 and
(in thousands)	Total	2005	2007	2009	Thereafter
Long-term debt	$404,847	$647	$3,962	$109,589	$290,649
Operating lease obligations	131,995	3,143	22,768	17,043	89,041
Deferred compensation	7,288	564	2,163	3,883	678
Standby and commercial letters of credit	7,198	5,929	1,269	—	—
Grand total	$551,328	$10,283	$30,162	$130,515	$380,368

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility).  The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2 loans”) in the aggregate of $140.0 million.  Proceeds from the AGI Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to the Company’s parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH senior notes due 2007 (“AGH Notes”) at 103.667% of par in 2003.  As of September 30, 2005, $31.9 million and $79.6 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of September 30, 2005.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 3.50% over the stated rates.  As of September 30, 2005, the average interest rate on the term loans was 6.84%, and permitted borrowings under the undrawn revolving facility were $27.8 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of September 30, 2005, AGI had letters of credit in the aggregate amount of $7.2 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

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

The AGI Indenture pursuant to which the AGI Notes were issued and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  AGI was in compliance with all debt covenants at September 30, 2005.

In April 2005, Camping World, Inc. acquired the assets of a mail order catalog retailer specializing in recreational vehicle merchandise for $0.6 million.  In May 2005, the Ehlert Publishing Group, Inc. acquired the publishing assets of Nordskog Publishing, Inc. for $4.0 million.  As part of the purchase, the Company issued $1.5 million of debt and assumed $0.5 million of liabilities.

For the nine months ended September 30, 2005, the Company incurred $2.9 million of deferred executive compensation expense under the phantom stock agreements and made payments of $0.9 million on the pay-out provisions of existing phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next seven years.  Phantom stock payments of $0.6 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first nine months of 2005 totaling $8.6 million increased $1.9 million from the first nine months of 2004.  Additional capital expenditures of $3.9 million are anticipated for the balance of 2005, primarily for new Camping World stores and equipment, a distribution center expansion, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2004 or September 30, 2005.

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

Interest Rate Sensitivity Analysis

At September 30, 2005, we had debt totaling $404.8 million, comprised of $111.5 million of variable rate debt and $293.3 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: November 2, 2005	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer