Form 10-Q
period 2006-03-31
Affinity Group Holding, Inc.
filed 2006-05-08
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2006	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 8, 2006
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(In Thousands)

	3/31/2006	12/31/2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,107	$25,061
Accounts receivable, less allowance for doubtful accounts of $1,149 in 2006 and $952 in 2005	24,625	26,508
Inventories	48,440	47,039
Prepaid expenses and other assets	14,150	11,218
Deferred tax assets, net	4,995	4,995
Total current assets	112,317	114,821

PROPERTY AND EQUIPMENT, net	31,120	29,843
INVESTMENT IN AFFILIATE	81,005	81,005
NOTE FROM AFFILIATE	4,713	4,722
INTANGIBLE ASSETS, net	37,996	37,724
GOODWILL	144,429	144,429
DEFERRED TAX ASSETS, net	5,046	4,620
OTHER ASSETS	1,687	1,731
Total assets	$418,313	$418,895

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,577	$12,683
Accrued interest	2,790	6,897
Accrued income taxes	—	465
Accrued liabilities	35,395	34,094
Deferred revenues and gains	60,645	60,994
Current portion of long-term debt	4,821	6,136
Total current liabilities	122,228	121,269

DEFERRED REVENUES AND GAINS	38,638	37,926
LONG-TERM DEBT, net of current portion	407,701	406,528
OTHER LONG-TERM LIABILITIES	2,701	5,641
	571,268	571,364
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Accumulated deficit	(152,956)	(152,470)
Total stockholder’s deficit	(152,955)	(152,469)
Total liabilities and stockholder’s deficit	$418,313	$418,895

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2006	3/31/2005

REVENUES:
Membership services	$32,948	$32,423
Publications	23,103	17,198
Retail	60,819	59,066
	116,870	108,687
COSTS APPLICABLE TO REVENUES:
Membership services	21,116	20,201
Publications	14,575	11,521
Retail	36,403	34,294
	72,094	66,016

GROSS PROFIT	44,776	42,671

OPERATING EXPENSES:
Selling, general and administrative	30,233	30,021
Depreciation and amortization	4,650	3,707
	34,883	33,728

INCOME FROM OPERATIONS	9,893	8,943

NON-OPERATING ITEMS:
Interest income	329	166
Interest expense	(9,267)	(6,376)
Other non-operating items, net	33	16
	(8,905)	(6,194)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	988	2,749

INCOME TAX EXPENSE	(428)	(1,072)

NET INCOME	$560	$1,677

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2006	3/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$560	$1,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,494	2,274
Amortization	2,156	1,433
Provision for losses on accounts receivable	276	241
Deferred compensation	—	900
Deferred tax benefit	(426)	(694)
Gain on sale of property and equipment	(11)	(3)
Non-cash interest on AGHI Notes	2,568	—
Accretion of original issue discount	59	3
Changes in operating assets and liabilities
Accounts receivable	1,607	583
Inventories	(1,401)	(6,397)
Prepaid expenses and other assets	(2,631)	(1,012)
Accounts payable	5,894	3,112
Accrued and other liabilities	(6,211)	(5,114)
Deferred revenues and gains	(640)	926
Net cash provided by (used in) operating activities	4,294	(2,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,780)	(2,779)
Net proceeds from sale of property and equipment	52	27
Change in intangible assets	(3)	(9)
Investment in affiliate	—	(81,005)
Acquisitions, net of cash received	(1,334)	—
Loans receivable	9	7
Net cash used in investing activities	(5,056)	(83,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,046)	—
Borrowings on long-term debt	—	85,005
Payment of debt issue costs	—	(3,277)
Principal payments of long-term debt	(3,146)	(350)
Net cash (used in) provided by financing activities	(4,192)	81,378

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,954)	(4,452)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,061	24,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,107	$20,112

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc (“AGI”), and AGI’s subsidiaries (collectively the “Company”), in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment operates the Good Sam Club, Coast to Coast Club, Camping World’s President’s Club and Camp Club USA for recreational vehicle (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events. The Retail segment sells specialty retail merchandise and services for RV owners primarily through Camping World retail supercenters, mail order catalogs and its website. The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2006
Revenues from external customers	$32,948	$23,103	$60,819	$116,870
Depreciation and amortization	910	1,020	1,977	3,907
Gain on sale of property and equipment	—	5	6	11
Interest income	1,376	—	5	1,381
Interest expense	—	94	3,496	3,590
Segment profit (loss)	10,472	6,462	(4,319)	12,615

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2005
Revenues from external customers	$32,423	$17,198	$59,066	$108,687
Depreciation and amortization	972	474	1,718	3,164
Interest income	1,003	—	2	1,005
Interest expense	—	90	2,590	2,680
Segment profit (loss)	10,359	4,428	(1,658)	13,129

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three months ended March 31, (in thousands):

	THREE MONTHS ENDED
	3/31/2006	3/31/2005
Income From Operations Before Income Taxes
Total profit for reportable segments	$12,615	$13,129
Unallocated G & A expense	(4,155)	(5,302)
Unallocated depreciation and amortization expense	(743)	(543)
Unallocated interest income, net of intercompany elimination	(1,052)	(839)
Unallocated interest expense, net of intercompany elimination	(5,677)	(3,696)
Income from operation before taxes	$988	$2,749

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2006 and December 31, 2005 (in thousands):

	3/31/2006	12/31/2005
Membership services segment	$171,493	$162,562
Publications segment	88,425	89,104
Retail segment	213,258	207,736
Total assets for reportable segments	473,176	459,402
Capitalized finance costs not allocated to segments	12,168	12,720
Corporate unallocated assets	18,312	16,659
Elimination of intersegment receivable	(85,343)	(69,886)
Total assets	$418,313	$418,895

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31, (in thousands):

	2006	2005
Cash paid during the period for:
Interest	$10,747	$10,221
Income taxes	1,576	2,673

In February 2006, the Company assumed $1.4 million of liabilities and issued $0.4 million of debt in the acquisition of Plus Events consumer shows and related assets of H & S Productions, LLC.

(4) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter. Based on the results of this test, we recorded an impairment charge of $4.3 million in 2005 related to Golf Card Club, which is included in the membership services segment.

There were no changes in the Company’s goodwill by business segment for the three months ended March 31, 2006 and 2005.

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2006 (in thousands, except as noted):

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Membership and customer lists	6	$26,939	$(8,081)	$18,858
Resort and golf course participation agreements	23	13,531	(11,851)	1,680
Non-compete and deferred consulting agreements	15	18,455	(11,778)	6,677
Deferred financing costs	7	15,393	(4,612)	10,781
		$74,318	$(36,322)	$37,996

(5) AGHI NOTES

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount. The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005. The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes. Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012. For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.

(6) RECENT EVENTS

On March 6, 2006, Camping World, Inc. (“Camping World”), a wholly-owned subsidiary of Affinity Group, Inc., entered into a Joint Venture Agreement with FreedomRoads Holding Company, LLC, a Minnesota limited liability company (“FreedomRoads”). FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group Holding, Inc. FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating 52 locations across the United States. The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

On March 7, 2006, AGHC made a Subchapter S corporation election effective for 2006, which included AGHI, AGI and its subsidiaries with the exception of Camping World, Inc. and its wholly owned subsidiaries, which will remain Subchapter C corporations. Once the election is approved by the Internal Revenue Service, the tax provision reported in the current period will be reversed and all deferred tax assets and liabilities will be eliminated with the exception of those related to Camping World, Inc. and its wholly owned subsidiaries and other potential built in gains. Management is currently analyzing the effect of the Subchapter S corporation election in the first quarter of 2006 and estimates that the tax provision would have been between $24 and $27 million during the period. Distributions to shareholders will be limited to the federal and state income taxes which would have been paid had AGHI, AGI and its subsidiaries remained a Subchapter C corporation.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2006	3/31/2005	Inc/(Dec)
REVENUES:
Membership services	28.2%	29.8%	1.6%
Publications	19.8%	15.8%	34.3%
Retail	52.0%	54.4%	3.0%
	100.0%	100.0%	7.5%

COSTS APPLICABLE TO REVENUES:
Membership services	18.1%	18.6%	4.5%
Publications	12.5%	10.6%	26.5%
Retail	31.1%	31.5%	6.1%
	61.7%	60.7%	9.2%
GROSS PROFIT	38.3%	39.3%	4.9%

OPERATING EXPENSES:
Selling, general and administrative	25.8%	27.7%	0.7%
Depreciation and amortization	4.0%	3.4%	25.4%
	29.8%	31.1%	3.4%

INCOME FROM OPERATIONS	8.5%	8.2%	10.6%

NON-OPERATING ITEMS:
Interest income	0.3%	0.2%	98.2%
Interest expense	(8.0)%	(5.9)%	45.3%
Other non-operating items, net	—	—	106.3%
	(7.7)%	(5.7)%	43.8%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	0.8%	2.5%	(64.1)%

INCOME TAX EXPENSE	(0.3)%	(1.0)%	(60.1)%

NET INCOME	0.5%	1.5%	(66.6)%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006

Compared With Three Months Ended March 31, 2005

Revenues

Revenues of $116.9 million for the first three months of 2006 increased by approximately $8.2 million, or 7.5%, from the comparable period in 2005.

Membership services revenues of $33.0 million for the first three months of 2006 increased by approximately $0.5 million, or 1.6%, from the comparable period in 2005. This revenue increase was largely attributable to a $0.9 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, and a $0.2 million revenue increase in emergency road service programs due to increased enrollment, partially offset by a $0.4 million reduction in dealer advertising program marketing revenue and a $0.2 million net reduction in membership services revenue, resulting primarily from reduced enrollment in the Coast to Coast and Golf Card Clubs.

Publication revenues of $23.1 million for the first three months of 2006 increased $5.9 million, or 34.3%, from the comparable period in 2005 primarily attributable to $4.8 million of revenue from the consumer shows acquired in December 2005 and the consumer shows acquired from H & S Productions, LLC in February 2006, $0.6 million of revenue primarily resulting from an additional issue of ATV Magazine in the first quarter 2006, $0.5 million of revenue relating to Powerboat Magazine acquired in May 2005, and $0.5 million of revenue primarily associated with an updated edition of the campground atlas. These revenue increases were partially offset by a $0.3 million decrease in advertising revenue for the RV-related titles and a $0.2 million decrease related to a reduction in the number of issues of SnowGoer in the first quarter of 2006.

Retail revenues of $60.8 million increased $1.8 million, or 3.0%, over the first three months of 2005. Store merchandise sales increased approximately $1.8 million over the first three months of 2005 due to a $2.6 million revenue increase from the addition of seven new stores over the past fifteen months, partially offset by a same store sales decrease of $0.8 million or 1.8%, compared to a 5.9% increase in the first three months of 2005. Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $72.1 million for the first three months of 2006, an increase of $6.1 million, or 9.2%, from the comparable period in 2005.

Membership services costs and expenses of $21.1 million increased approximately $0.9 million, or 4.5%, from the first three months of 2005. This increase consisted of $0.7 million of marketing and program expenses associated with increased enrollment in the extended vehicle warranty programs, $0.4 million of incremental marketing and fulfillment costs relating to the start-up of a new discount camping club, Camp Club USA, and $0.2 million of additional marketing expenses for the vehicle insurance programs, partially offset by a $0.4 million reduction in dealer marketing expenses associated with reduced revenue.

Publication costs and expenses of $14.6 million for the first three months of 2006 increased $3.1 million, or 26.5%, from the comparable period in 2005 primarily due to a $2.1 million increase relating to the recent consumer show acquisitions, $0.6 million of additional costs attributable to the newly acquired Powerboat Magazine title, $0.3 million of additional costs associated with the additional issue of ATV Magazine, and $0.4 million of additional costs associated with an updated edition of the campground atlas. These increases were partially offset by $0.2 million of reduced production and marketing costs for the RV-related magazines, and $0.1 million of reduced costs relating to a reduction in the number of issues of SnowGoer magazine.

Retail costs applicable to revenues increased $2.1 million, or 6.1%, to $36.4 million primarily due to a decrease in the retail gross profit margin and an increase in sales due to the seven new stores opened over the past fifteen months. The retail gross profit margin of 40.1% for the first three months of 2006 decreased from 41.9 % for the comparable period in 2005 primarily due to lower sales of higher margin products.

Operating Expenses

Selling, general and administrative expenses of approximately $30.2 million for the first three months of 2006 increased $0.2 million compared to the first three months of 2005 primarily due to an increase in retail selling and general and administrative expenses of approximately $1.1 million consisting of increases in wages, operating insurance, travel and training, and other retail general and administrative expenses, and a $0.2 million increase due to the recent consumer show acquisitions, partially offset by a $0.9 million decrease in deferred executive compensation expense and a $0.2 million decrease in other general and administrative expenses.

Depreciation and amortization expense of $4.7 million increased approximately $0.9 million over the prior year primarily due to increased depreciation on capital expenditures at Camping World, and amortization of intangible assets associated with the purchase of Powerboat Magazine in May 2005 and the acquisition of consumer shows in December 2005 and February 2006.

Income from Operations

Income from operations for the first three months of 2006 totaling $9.9 million increased $0.9 million compared to the first three months of 2005. This increase was primarily due to increased gross profit for the publications operations of $2.9 million partially offset by increased operating expenses of $1.2 million and reduced gross profit for the retail and membership services operations of $0.4 million and $0.4 million, respectively.

Non-Operating Items

Non-operating items were $8.9 million for the first three months of 2006, compared to $6.2 million for the same period in 2005. This $2.7 million increase comprises of $2.9 million of additional interest expense in 2006 due to the issuance of the AGHI Notes in March 2005 and increased average interest rates, partially offset by a $0.2 million increase in interest income.

Income before Income Taxes

Income before income taxes for the first three months of 2006 was $1.0 million, or $1.8 million lower than the first three months of 2005. This decrease was attributable to a $2.7 million increase in net interest expense, partially offset by a $0.9 million increase in income from operations for the current period.

Income Tax Expense

The Company recognized approximately $0.4 million of income tax expense for the first quarter of 2006 compared to $1.1 million for the same period in 2005. The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

Net income in the first three months of 2006 was $0.6 million compared to net income of $1.7 million for the same period in 2005.

Segment Profit

Segment profit of $12.6 million for the first three months of 2006 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $0.5 million, or 3.9%, from the comparable period in 2005.

Membership services segment profit of approximately $10.5 million for the first three months of 2006 increased $0.1 million, or 1.1%, from the comparable period in 2005. This increase was largely attributable to a $0.5 million increase in profit from emergency road service products, and a $0.2 million increase in profit from the extended vehicle warranty programs, partially offset by a $0.2 million decrease in profit recognized on RV financing products, and a $0.4 million decrease in profit for Camp Club USA due to marketing expenses for the new club.

Publication segment profit of $6.5 million for the first three months of 2006 increased $2.0 million, or 45.9%, from the comparable period in 2005. This increase was largely attributable to a $2.0 million profit increase for the newly acquired show group, and a $0.2 million increase in profit from the additional issue of ATV Magazine, partially offset by a $0.2 million decrease in profit for the RV-related magazines.

Retail segment loss of $4.3 million for the first three months of 2006 increased by $2.6 million, or 160.5% from the comparable period in 2005. The increase resulted primarily from a $0.4 million decrease in gross profit margin, a $1.1 million increase in selling, general and administrative expenses, a $0.2 million increase in depreciation expense and a $0.9 million increase in interest expense relating to intercompany debt upon issue of the Camping World, Inc. $40.0 million dividend declared and paid in the form of a note December 23, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit. The working capital deficit as of March 31, 2006 and December 31, 2005 was $9.9 million and $6.4 million, respectively. The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $60.6 million and $61.0 million as of March 31, 2006 and December 31, 2005, respectively. Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership. The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings. Management believes that funds generated by operations together with available borrowings under the AGI Senior Credit Facility will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility). The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million. Proceeds from the AGI Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to the Company’s parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH senior notes due 2007 (“AGH Notes”) at 103.667% of par in 2003. As of March 31, 2006, $109.5 million was outstanding under the term loans. No borrowings were outstanding on the revolving credit facility as of March 31, 2006. Reborrowings under the term loans are not permitted. The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates. As of March 31, 2006, the average interest rate on the term loans was 7.32%, and permitted borrowings under the undrawn revolving facility were $27.4 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility. The aggregate quarterly scheduled payments on the term loans are $350,000. The revolving credit facility matures on June 24, 2008, and the term loans mature on June 24, 2009. The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit. As of March 31, 2006, AGI had letters of credit in the aggregate amount of $7.6 million outstanding. The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

On March 3, 2006, Affinity Group, Inc. amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions. This

amendment allows AGI to pass up taxes based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes. The first quarter AGI tax pass up in excess of the Company’s tax obligations of $1.046 million, was distributed to AGHC in the form of a dividend. Further, Affinity Group, Inc. amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding Company, an affiliate of the Company.

On March 6, 2006, Camping World, Inc. (“Camping World”), a wholly-owned subsidiary of Affinity Group, Inc., entered into a Joint Venture Agreement with FreedomRoads Holding Company, LLC, a Minnesota limited liability company (“FreedomRoads”). FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group Holding, Inc. FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating 52 locations across the United States. The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

In February 2004, we issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”). The Company completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004. The proceeds from the sale of the AGI Senior Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGH Notes, prepay $25.0 million of the Term Loans under our Senior Credit Facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes. The amount held in this segregated account, including any earnings thereon, was available to pay stockholder dividends upon satisfaction of a leverage test specified in our Senior Credit Facility. In August and November of 2004, we satisfied the specific leverage test and paid $3.6 million and $11.5 million in dividends, respectively.

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount. The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005. The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes. Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012. For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010. AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005 and February 15, 2006 through issuance of additional notes. AGI expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due. Although the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.

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

The AGI Indenture pursuant to which the AGI Notes were issued and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. AGI was in compliance with all debt covenants at March 31, 2006.

In April 2005, Camping World, Inc. acquired the assets of a mail order catalog retailer specializing in recreational vehicle merchandise for $0.6 million. In May 2005, the Ehlert Publishing Group, Inc. acquired the Powerboat Magazine title and related assets of Nordskog Publishing, Inc. for $4.0 million. As part of the purchase, the Company issued $1.5 million of debt and assumed $0.5 million of liabilities. In December 2005, AGI Productions, Inc., a subsidiary of Ehlert Publishing Group, Inc., acquired the consumer outdoor recreation show assets of Royal Productions, Inc. for $8.5 million.

In February 2006, Ehlert Publishing, Inc. acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million. As part of the purchase, the Company issued $0.4 million of debt and assumed $1.4 million of liabilities.

For the three months ended March 31, 2006, the Company did not incur deferred executive compensation expense under the phantom stock agreements and made payments of $0.8 million on the pay-out provisions of existing phantom stock agreements. The earned incentives under these agreements are scheduled to be paid at various times over the next five years. There are no phantom stock payments scheduled to be made for the remainder of 2006.

Capital expenditures for the first three months of 2006 totaling $3.8 million increased $1.0 million from the first three months of 2005. Additional capital expenditures of $13.9 million are anticipated for the balance of 2006, primarily for fifteen to seventeen new Camping World stores, updating existing store fronts, and computer hardware and software upgrades and enhancements.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at March 31, 2006. This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2006 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2006	2007 and 2008	2009 and 2010	Thereafter
Long-term debt and future interest	$621,023	$22,684	$70,954	$204,275	$323,110
Operating lease obligations	135,176	9,840	21,383	17,476	86,477
Deferred compensation	5,240	—	4,192	1,048	—
Standby and commercial letters of credit	7,581	7,231	350	—	—
Grand total	$769,020	$39,755	$96,879	$222,799	$409,587

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2005 or March 31, 2006.

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

Based on the results of the annual impairment tests, the Company recorded an impairment charge of $4.3 million in 2005 related to Golf Card Club, which is included in the membership services segment. Future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

Interest Rate Sensitivity Analysis

At March 31, 2006, we had debt totaling $412.5 million, comprised of $109.5 million of variable rate debt and $303.0 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: May 8, 2006	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer