Form 10-Q
period 2006-09-30
Affinity Group Holding, Inc.
filed 2006-11-03
CIK 1322646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2006	333-124109

AFFINITY GROUP HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2006
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE: None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(In Thousands)

	9/30/2006	12/31/2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,111	$25,061
Accounts receivable, less allowance for doubtful accounts of $1,155 in 2006 and $952 in 2005	20,893	26,508
Inventories	53,168	47,039
Prepaid expenses and other assets	17,008	11,218
Deferred tax assets, net	3,141	4,995
Total current assets	104,321	114,821

PROPERTY AND EQUIPMENT, net	31,394	29,843
INVESTMENT IN AFFILIATE	81,005	81,005
NOTE FROM AFFILIATE	4,697	4,722
INTANGIBLE ASSETS, net	35,215	37,724
GOODWILL	144,429	144,429
DEFERRED TAX ASSETS, net	—	4,620
OTHER ASSETS	1,636	1,731
Total assets	$402,697	$418,895

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$20,776	$12,683
Accrued interest	2,186	6,897
Accrued income taxes	1,047	465
Accrued liabilities	38,828	34,094
Deferred revenues and gains	72,248	60,994
Current portion of long-term debt	3,912	6,136
Total current liabilities	138,997	121,269

DEFERRED REVENUES AND GAINS	38,341	37,926
LONG-TERM DEBT, net of current portion	383,646	406,528
DEFERRED TAX LIABILITY	15,411	—
OTHER LONG-TERM LIABILITIES	2,874	5,641
	579,269	571,364

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Accumulated deficit	(176,573)	(152,470)
Total stockholder’s deficit	(176,572)	(152,469)
Total liabilities and stockholder’s deficit	$402,697	$418,895

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED
	9/30/2006	9/30/2005

REVENUES:
Membership services	$34,128	$35,098
Publications	14,289	13,951
Retail	81,623	75,668
	130,040	124,717

COSTS APPLICABLE TO REVENUES:
Membership services	22,293	24,335
Publications	9,982	10,401
Retail	49,030	45,354
	81,305	80,090

GROSS PROFIT	48,735	44,627

OPERATING EXPENSES:
Selling, general and administrative	36,000	31,773
Depreciation and amortization	4,845	4,057
	40,845	35,830

INCOME FROM OPERATIONS	7,890	8,797

NON-OPERATING ITEMS:
Interest income	205	351
Interest expense	(8,967)	(8,977)
Debt extinguishment expense	(142)	—
Other non-operating items, net	24	19
	(8,880)	(8,607)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(990)	190

INCOME TAX BENEFIT (EXPENSE)	2,292	(68)

NET INCOME	$1,302	$122

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	NINE MONTHS ENDED
	9/30/2006	9/30/2005

REVENUES:
Membership services	$104,588	$101,922
Publications	53,976	46,450
Retail	227,349	218,244
	385,913	366,616

COSTS APPLICABLE TO REVENUES:
Membership services	68,416	66,837
Publications	36,195	32,160
Retail	136,497	129,746
	241,108	228,743

GROSS PROFIT	144,805	137,873

OPERATING EXPENSES:
Selling, general and administrative	101,362	94,496
Depreciation and amortization	14,217	11,711
	115,579	106,207

INCOME FROM OPERATIONS	29,226	31,666

NON-OPERATING ITEMS:
Interest income	929	695
Interest expense	(27,635)	(24,157)
Debt extinguishment expense	(835)	—
Other non-operating items, net	77	49
	(27,464)	(23,413)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,762	8,253

INCOME TAX EXPENSE	(22,578)	(2,920)

NET (LOSS) INCOME	$(20,816)	$5,333

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	NINE MONTHS ENDED
	9/30/2006	9/30/2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,816)	$5,333
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,661	6,838
Amortization	6,556	4,873
Provision for losses on accounts receivable	515	505
Deferred compensation	920	2,925
Deferred tax expense (benefit)	21,885	(3,076)
Gain on sale of property and equipment	(13)	(1)
Loss on early extinguishment of debt	835	—
Non-cash interest on AGHI Notes	7,912	5,007
Accretion of original issue discount	194	98
Changes in operating assets and liabilities
Accounts receivable	5,100	3,547
Inventories	(6,129)	(7,543)
Prepaid expenses and other assets	(5,423)	(5,289)
Accounts payable	8,093	(1,955)
Accrued and other liabilities	(3,082)	(6,649)
Deferred revenues and gains	10,040	9,568
Net cash provided by operating activities	34,248	14,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,203)	(8,579)
Net proceeds from sale of property and equipment	124	30
Additions to intangible assets	—	(38)
Investment in affiliate	—	(81,005)
Acquisitions, net of cash received	(2,853)	(2,639)
Repayment of loans receivable	25	22
Net cash used in investing activities	(11,907)	(92,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,287)	—
Borrowings on long-term debt	—	85,005
Payment of debt issue costs	(12)	(3,563)
Principal payments of long-term debt	(33,992)	(1,070)
Net cash (used in) provided by financing activities	(37,291)	80,372

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,950)	2,344

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,061	24,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,111	$26,908

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc (“AGI”), and AGI’s subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation.

On March 7, 2006, AGHC filed an election with the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”) to be effective as of January 1, 2006. The election for change in tax status to an S corporation included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  During the first quarter of 2006, the Company continued to file as Subchapter C corporations since AGHC had not received approval from the IRS regarding its S corporation change of tax status election.  As such, the Company recorded a $1.5 million tax provision for the first quarter of 2006.   Approval for the S corporation change of tax status election was received from the IRS in the second quarter of 2006.  This approval for change in tax status was granted retroactive to January 1, 2006. Pursuant to FAS 109, “Accounting for Income taxes”, a change in tax status resulting from an S corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status.  Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status.  Deferred tax liabilities related to Camping World, Inc. and its wholly-owned subsidiaries which remained C corporation companies were approximately $12.6 million.  As result of the Company’s change of tax status to S corporation, a deferred tax liability related to a Subchapter S corporation of approximately $2.8 million was recorded on the financial statements for potential tax liability in prior C corporation years.  The effect of this revaluation on the deferred tax accounts was initially recorded in the income tax provision in the second quarter of 2006.  Additional adjustments to deferred taxes were made in the third quarter of 2006 to reflect adjustments to the actual deferred tax accounts recorded at Camping World, Inc. based on additional analysis performed by the Company on the separate balance sheet of Camping World, Inc.  The impact of such adjustments resulted in a tax benefit of $2.3 million being recorded in the three months ended September 30, 2006.  The adjustment has no impact on the nine months ended September 30, 2006 financial statements.

(1) BASIS OF PRESENTATION (continued)

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers	$34,128	$14,289	$81,623	$130,040
Interest income	1,746	—	1	1,747
Interest expense	—	77	3,140	3,217
Depreciation and amortization	915	1,111	2,102	4,128
Segment operating profit (loss)	10,511	2,105	(367)	12,249

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues from external customers	$35,098	$13,951	$75,668	$124,717
Gain on sale of property and equipment	—	—	3	3
Interest income	1,353	—	4	1,357
Interest expense	—	70	2,497	2,567
Depreciation and amortization	882	666	1,762	3,310
Segment profit	9,274	2,197	2,497	13,968

	Membership
	Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers	$104,588	$53,976	$227,349	$385,913
Gain on sale of property and equipment	—	5	8	13
Interest income	4,685	—	7	4,692
Interest expense	—	258	10,119	10,377
Depreciation and amortization	2,714	3,190	6,108	12,012
Segment profit (loss)	32,198	11,289	(4,174)	39,313

	Membership
	Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues from external customers	$101,922	$46,450	$218,244	$366,616
Gain (loss) on sale of property and equipment	—	(5)	6	1
Interest income	3,523	—	9	3,532
Interest expense	—	229	7,709	7,938
Depreciation and amortization	2,641	1,682	5,250	9,573
Segment profit	30,286	10,388	4,285	44,959

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three and nine months ended September 30, (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Income From Operations Before Taxes
Total profit for reportable segments	$12,249	$13,968	$39,313	$44,959
Unallocated G & A expense	(5,088)	(5,615)	(13,490)	(15,512)
Unallocated depreciation and amortization expense	(717)	(747)	(2,205)	(2,138)
Unallocated interest income, net of intercompany elimination	(1,542)	(1,006)	(3,763)	(2,837)
Unallocated interest expense, net of intercompany elimination	(5,750)	(6,410)	(17,258)	(16,219)
Unallocated debt restructure expense	(142)	—	(835)	—
Income from operations before taxes	$(990)	$190	$1,762	$8,253

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2006 and December 31, 2005 (in thousands):

	9/30/2006	12/31/2005
Membership services segment	$161,715	$162,562
Publications segment	89,161	89,104
Retail segment	221,206	207,736
Total assets for reportable segments	472,082	459,402
Capitalized finance costs not allocated to segments	10,337	12,720
Corporate unallocated assets	6,751	16,659
Elimination of intersegment receivable	(86,473)	(69,886)
Total assets	$402,697	$418,895

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30, (in thousands):

	2006	2005
Cash paid during the period for:
Interest	$24,240	$23,487
Income taxes	205	8,493

In February 2006, the Company assumed $1.0 million of liabilities and issued $0.4 million of debt in the acquisition of Plus Events consumer shows and related assets of H & S Productions, LLC.

On February 15, 2006 and August 15, 2006 the Company paid the interest on the AGHI Notes by the issuance of notes of the same tenor as the AGHI Notes in the amounts of $5.0 million and $5.3 million, respectively.   It is the Company’s intent to pay the current interest on the AGHI Notes through the issuance of additional notes of the same tenor as the AGHI Notes.  Non-cash interest as of September 30, 2006 was $1.4 million.

On March 7, 2006, AGHC made an S corporation change of tax status election effective for 2006, which included AGHI and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which will remain Subchapter C corporations.  With the exception of built-in gains taxes, S corporations do not pay income taxes but pass the income and related income tax liability through to their stockholders.  To assist the stockholder with its income tax liability, the Company made distributions of $2.6 million and $0.7 million to its parent in the form of a dividend in March 2006 and August 2006, respectively.

In August 2006, the Company assumed $0.3 million of liabilities and issued $0.1 million of debt in the acquisition of the publishing assets of American Guide Services, Inc.

In September 2006, the Company assumed $0.4 million of liabilities and issued $0.2 million of debt in the asset acquisition of four North Carolina RV shows from Apple Rock Advertising and Promotions, Inc.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company performs its annual impairment test during the fourth quarter.  Based on the results of this test, an impairment charge of $4.3 million was recorded in 2005 related to Golf Card Club, which is included in the membership services segment.

There were no changes in the Company’s goodwill by business segment for the nine months ended September 30, 2006 and 2005.

As noted above, the Company completed several acquisitions in 2006.  Such acquisitions have been accounted for as a purchase in accordance with FASB No. 141, “Business Combinations,”

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

and accordingly, the acquired assets and liabilities have been recorded at fair value.  The allocations of purchase price to assets and liabilities include various finite lived assets and no additional goodwill.  The operations of each entity are included in the operations of the Company from the respective acquisition dates.

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2006 (in thousands, except as noted):

	Weighted
	Average Useful	Accumulated
	Life (in years)	Gross	Amortization	Net
Membership and customer lists	6	$28,946	$(10,349)	$18,597
Resort and golf course participation agreements	23	13,497	(12,297)	1,200
Non-compete and deferred consulting agreements	15	18,830	(12,363)	6,467
Deferred financing costs	7	14,311	(5,360)	8,951
		$75,584	$(40,369)	$35,215

(6) DEBT

AGHI Notes

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  The Company elected to issue additional notes in lieu of cash payments.  On February 15 and August 15, 2006 the Company issued additional notes in the amount of $5.0 million and $5.3 million, respectively.

Senior Subordinated Notes

In February 2004, AGI issued $200.0 million of 9% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  On June 8, 2006, AGI amended its Amended and Restated Credit Agreement to permit AGI to purchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when AGI determines.  AGI purchased and retired $24.8 million, $4.9 million, and $0.2 million of the Senior Subordinated Notes in June, July and August of 2006, respectively.  Interest is payable on the remaining Senior Subordinated Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries will guarantee the Senior

(6) DEBT (continued)

Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

(7) RECENT EVENTS

On March 6, 2006, Camping World, Inc. (“Camping World”), a wholly-owned subsidiary of Affinity Group, Inc., entered into a Joint Venture Agreement with FreedomRoads Holding Company, LLC, a Minnesota limited liability company (“FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group Holding, Inc.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  Certain executives of Camping World share their time with FreedomRoads and are compensated separately by each Company for their services.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2006	9/30/2005	Inc/(Dec)

REVENUES:
Membership services	26.2%	28.1%	(2.8%)
Publications	11.0%	11.2%	2.4%
Retail	62.8%	60.7%	7.9%
	100.0%	100.0%	4.3%

COSTS APPLICABLE TO REVENUES:
Membership services	17.1%	19.5%	(8.4%)
Publications	7.7%	8.3%	(4.0%)
Retail	37.7%	36.4%	8.1%
	62.5%	64.2%	1.5%

GROSS PROFIT	37.5%	35.8%	9.2%

OPERATING EXPENSES:
Selling, general and administrative	27.7%	25.4%	13.3%
Depreciation and amortization	3.7%	3.3%	19.4%
	31.4%	28.7%	14.0%

INCOME FROM OPERATIONS	6.1%	7.1%	(10.3%)

NON-OPERATING ITEMS:
Interest income	0.2%	0.3%	(41.6%)
Interest expense	(7.0%)	(7.2%)	(0.1%)
Debt extinguishment expense	(0.1%)	—	100.0%
Other non-operating items, net	—	—	26.3%
	(6.9%)	(6.9%)	3.2%

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(0.8%)	0.2%	(621.1%)

INCOME TAX BENEFIT (EXPENSE)	1.8%	(0.1%)	(3470.6%)

NET INCOME	1.0%	0.1%	967.2%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2006	9/30/2005	Inc/(Dec)

REVENUES:
Membership services	27.1%	27.8%	2.6%
Publications	14.0%	12.7%	16.2%
Retail	58.9%	59.5%	4.2%
	100.0%	100.0%	5.3%

COSTS APPLICABLE TO REVENUES:
Membership services	17.7%	18.2%	2.4%
Publications	9.4%	8.8%	12.5%
Retail	35.4%	35.4%	5.2%
	62.5%	62.4%	5.4%

GROSS PROFIT	37.5%	37.6%	5.0%

OPERATING EXPENSES:
Selling, general and administrative	26.2%	25.7%	7.3%
Depreciation and amortization	3.7%	3.2%	21.4%
	29.9%	28.9%	8.8%

INCOME FROM OPERATIONS	7.6%	8.6%	(7.7%)

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	33.7%
Interest expense	(7.1%)	(6.5%)	14.4%
Debt extinguishment expense	(0.2%)	—	100.0%
Other non-operating items, net	—	—	57.1%
	(7.1%)	(6.3%)	17.3%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	0.5%	2.3%	(78.7%)

INCOME TAX EXPENSE	(5.9%)	(0.8%)	673.2%

NET (LOSS) INCOME	(5.4%)	1.5%	(490.3%)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006
Compared With Three Months Ended September 30, 2005

Revenues

Revenues of $130.0 million for the third quarter of 2006 increased by $5.3 million, or 4.3%, from the comparable period in 2005.

Membership services revenues of $34.1 million for the third quarter of 2006 decreased by $1.0 million, or 2.8%, from the comparable period in 2005.  This revenue decrease was largely attributable to a $1.9 million decrease in member events revenue primarily due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2006 versus the third quarter of 2005, and a $0.4 million reduction in dealer advertising program marketing revenue, partially offset by a $0.6 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.3 million revenue increase in emergency road service programs due to increased enrollment, a $0.2 million revenue increase from the rollout of our new discount camping club, Camp Club USA and a $0.2 million revenue increase in other ancillary products.

Publication revenues of $14.3 million for the third quarter of 2006 increased $0.3 million, or 2.4%, from the comparable period in 2005 primarily attributable to $0.7 million of revenue from the consumer shows acquired in December 2005 and February 2006, and a $0.2 million increase in advertising revenue for motorcycle-related magazines.  These increases were partially offset by $0.6 million of reduced revenue relating to the discontinuation of Snowmobile Magazine, an annual publication, and fewer issues of Snow Week Magazine.

Retail revenues of $81.6 million increased $6.0 million, or 7.9%, from the comparable period in 2005.  Store merchandise sales increased approximately $6.6 million over the third quarter of 2005 due to a $9.2 million revenue increase from the addition of seventeen new stores over the past twenty-one months, partially offset by a same store sales decrease of $2.6 million, or 4.8%, compared to a 0.4% increase in the third quarter of 2005.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in store merchandise sales was partially offset by a $1.0 million decrease in mail order sales, and a $0.4 million increase in installation and service work.

Costs Applicable to Revenues

Costs applicable to revenues totaled $81.3 million for the third quarter of 2006, an increase of $1.2 million, or 1.5%, from the comparable period in 2005.

Membership services costs and expenses of $22.3 million decreased $2.0 million, or 8.4%, from the comparable period in 2005.  This decrease consisted of a $1.9 million decrease in member event costs primarily due to timing of the Good Sam Club annual rally and a $0.4 million decrease in costs associated with reduced dealer marketing revenue, partially offset by $0.3 million of incremental marketing and fulfillment costs relating to the start-up of a new discount camping club, Camp Club USA.

Publication costs and expenses of $10.0 million for the third quarter of 2006 decreased $0.4 million, or 4.0%, from the comparable period in 2005.  This decrease was attributable to reduced costs associated with the reduction of snow-related issues, partially offset by increased costs associated with the recently acquired consumer shows.

Retail costs applicable to revenues increased approximately $3.7 million, or 8.1%, to $49.0 million primarily as a result of seventeen new stores opened over the past twenty-one months.  The retail gross profit margin of 39.9% for the third quarter of 2006 decreased slightly from 40.1% for the comparable period in 2005.

Operating Expenses

Selling, general and administrative expenses of approximately $36.0 million for the third quarter of 2006 increased $4.2 million compared to the third quarter of 2005 primarily due to an increase in retail selling and general and administrative expenses of approximately $4.4 million consisting of increases in wages, advertising, and other retail general and administrative expenses, and a $0.3 million increase due to the newly acquired consumer shows, partially offset by a $0.5 million decrease in deferred executive compensation expense.  The increase in retail selling, general and administrative expenses was primarily due to new store openings and other marketing programs.

Depreciation and amortization expense of $4.8 million increased approximately $0.8 million over the prior year primarily due to increased depreciation on additional capital expenditures at Camping World related to new store openings, and amortization of intangible assets associated with the purchase of Powerboat Magazine in May 2005 and the consumer show acquisitions.

Income from Operations

Income from operations for the third quarter of 2006 totaling $7.9 million decreased $0.9 million compared to the third quarter of 2005.  This decrease was primarily due to increased operating expenses of $5.0 million partially offset by increased gross profit for retail, membership services and publications operations of $2.3 million, $1.1 million and $0.7 million, respectively.

Non-Operating Items

Non-operating items were $8.9 million for the third quarter of 2006, compared to $8.6 million for the same period in 2005.  This $0.3 million increase comprises of $0.1 million of debt extinguishment expense relating to the purchase and retirement of $5.1 million of the AGI Senior Subordinated Notes in the third quarter, and a $0.2 million decrease in interest income.

Income (Loss) before Income Taxes

Loss before income taxes for the third quarter of 2006 was approximately $1.0 million, or $1.2 million lower than the third quarter of 2005.  This decrease was attributable to a $0.9 million decrease in income from operations for the current period, $0.1 million of debt extinguishment expense and a $0.2 million decrease in interest income.

Income Tax Benefit (Expense)

The Company recorded a $2.3 million income tax benefit for the third quarter of 2006, compared to a $0.1 million income tax expense for the third quarter of 2005.  This increase was primarily due to an income tax benefit recorded as a result of adjustment to the deferred assets and liabilities originally revalued in the second quarter of 2006.  Income taxes were not recorded in the third quarter for the other companies which elected Subchapter S effective for 2006.  Only Camping World Inc., and its wholly-owned subsidiaries remain Subchapter C corporations.  In 2005 the Company and all of its subsidiaries were Subchapter C corporations.

Net Income

Net income in the third quarter of 2006 was $1.3 million compared to $0.1 million for the same period in 2005 primarily due to the income tax benefit of $2.3 million in the third quarter of 2006 as a result of the S corporation change of tax status election for the Company (other than Camping World, Inc. and its wholly-owned subsidiaries).

Segment Profit

Segment profit of $12.2 million for the third quarter of 2006 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $1.7 million, or 12.3%, from the comparable period in 2005.

Membership services segment profit of approximately $10.5 million for the third quarter of 2006 increased $1.2 million, or 13.3%, from the comparable period in 2005.  This increase was largely attributable to a $0.9 million increase in profit from emergency road service products, a $0.2 million increase in profit from the extended vehicle warranty programs, and $0.1 million of other ancillary product segment profit.

Publication segment profit of $2.1 million for the third quarter of 2006 decreased $0.1 million, or 4.2%, from the comparable period in 2005.  This decrease was largely attributable to an increase in amortization of intangibles primarily relating to the show purchases in December 2005 and February 2006, partially offset by an increase in profit for the motorcycle-related magazines due to increased advertising revenue.

Retail segment profit decreased $2.9 million, or 114.7% from the third quarter in 2005 to a $0.4 million loss in the third quarter of 2006.  This decrease resulted primarily from a $4.4 million increase in selling, general and administrative expenses, a $0.6 million increase in interest expense relating to intercompany debt issued as a result of the Camping World, Inc. $40.0 million dividend declared and paid in the form of a note on December 23, 2005, and a $0.3 million increase in depreciation expense, partially offset by a $2.4 million increase in gross profit margin.

Nine Months Ended September 30, 2006
Compared With Nine Months Ended September 30, 2005

Revenues

Revenues of $385.9 million for the first nine months of 2006 increased by approximately $19.3 million, or 5.3%, from the comparable period in 2005.

Membership services revenues of $104.6 million for the first nine months of 2006 increased by approximately $2.7 million, or 2.6%, from the comparable period in 2005.  This revenue increase was largely attributable to a $2.2 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.7 million revenue increase in emergency road service programs due to increased enrollment, a $0.3 million revenue increase from the rollout of the new discount camping club, Camp Club USA, a $0.2 million increase in advertising revenue for Highways Magazine, and a $0.4 million increase in other ancillary product revenue.  These increases were partially offset by a $1.1 million reduction in dealer program marketing revenue.

Publication revenues of $54.0 million for the first nine months of 2006 increased $7.5 million, or 16.2%, from the comparable period in 2005 primarily attributable to $6.6 million of revenue from the consumer show acquisitions, $1.3 million of additional revenue from the boating magazine group, primarily relating to the acquisition of Powerboat Magazine in May 2005, $0.5 million of additional advertising revenue for powersports-related magazines, and $0.4 million of revenue from the updated edition of the campground atlas.  These revenue increases were partially offset by a $0.7 million decrease in revenue relating to the discontinuation of Snowmobile Magazine, an annual publication, and fewer issues of Snow Week Magazine, and a $0.6 million decrease in advertising and subscription revenue associated with the RV-related titles.

Retail revenues of $227.3 million increased $9.1 million, or 4.2%, over the first nine months of 2005.  Store merchandise sales increased approximately $10.5 million over the first nine months of 2005 due to an $18.4 million revenue increase from the addition of seventeen new stores over the past twenty-one months, partially offset by a same store sales decrease of $7.9 million or 5.0%, compared to a 4.9% increase in the first nine months of 2005.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  This revenue increase was partially offset by a $1.4 million decrease in mail order sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $241.1 million for the first nine months of 2006, an increase of $12.4 million, or 5.4%, from the comparable period in 2005.

Membership services costs and expenses of $68.4 million increased approximately $1.6 million, or 2.4%, from the first nine months of 2005.  This increase consisted of $1.2 million of marketing and program expenses associated with increased enrollment in the extended vehicle warranty programs and emergency road service programs, $1.1 million of costs associated with the start-up of Camp Club USA, and $0.2 million of additional ancillary product costs.  These increases were partially offset by a $0.9 million reduction in costs related to reduced dealer program marketing revenue.

Publication costs and expenses of $36.2 million for the first nine months of 2006 increased $4.0 million, or 12.5%, from the comparable period in 2005 primarily due to a $3.0 million increase relating to the newly acquired consumer shows, $1.1 million of additional costs attributable to Powerboat Magazine acquired May 2005, $0.4 million of additional costs associated with an updated edition of the campground atlas and $0.3 million of costs associated with increased book size of powersports-related magazines.  These increases were partially offset by $0.4 million of reduced RV-related magazine expenses, and $0.4 million of reduced expenses related to a fewer issues of snow-related titles.

Retail costs applicable to revenues increased $6.8 million, or 5.2%, to $136.5 million primarily due to an increase in sales due to the seventeen new stores opened over the past twenty-one months and a slight decrease in the retail gross profit margin.  The retail gross profit margin of 40.0% for the first nine months of 2006 decreased from 40.6% for the comparable period in 2005 primarily due to an increase in lower margin wholesale sales to dealers.

Operating Expenses

Selling, general and administrative expenses of approximately $101.4 million for the first nine months of 2006 increased $6.9 million, or 7.3%, compared to the first nine months of 2005 primarily due to an increase in retail selling and general and administrative expenses of approximately $7.9 million consisting of increases in wages, selling expenses, and other retail general and administrative expenses associated primarily with new stores opened, a $0.8 million increase due to the newly acquired consumer shows, and $0.2 million of other general and administrative expenses, partially offset by a $2.0 million decrease in deferred executive compensation expense.

Depreciation and amortization expense of $14.2 million increased $2.5 million over the prior year primarily due to increased depreciation on additional capital expenditures at Camping World related to new stores and amortization of intangible assets associated with the purchase of Powerboat Magazine in May 2005 and the acquisition of consumer shows in December 2005 and February 2006.

Income from Operations

Income from operations for the first nine months of 2006 totaling $29.2 million decreased $2.4 million compared to the first nine months of 2005.  This decrease was primarily due to increased operating expenses of $9.4 million partially offset by increased gross profit for the publications, retail and membership services operations of $3.5 million, $2.4 million and $1.1 million, respectively.

Non-Operating Items

Non-operating items were approximately $27.5 million for the first nine months of 2006, a $4.1 million increase over 2005.  This increase is comprised of $3.5 million of additional interest expense in 2006 due to higher interest rates and the issuance of AGHI Notes, and $0.8 million of debt extinguishment expense relating to the purchase and retirement of $29.9 million of the Company’s Senior Subordinated Notes, partially offset by a $0.2 million increase in interest income.

Income before Income Taxes

Income before income taxes for the first nine months of 2006 was approximately $1.8 million, or $6.5 million lower than the first nine months of 2005.  This decrease was attributable to a $2.4 million decrease in income from operations for the current period, a $3.3 million increase in net interest expense, and $0.8 million of debt extinguishment expense.

Income Tax Expense

The Company recorded $22.6 million of income tax expense for the first nine months of 2006, an increase of $19.7 million from the first nine months of 2005.  This increase was primarily due to AGHC’s S corporation change of tax status election effective for 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued in the second quarter of 2006, with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries.  Deferred tax liabilities related to Camping World, Inc and its wholly-owned subsidiaries which remained Subchapter C corporations were approximately $12.6 million.  As a result of the Company’s change of tax status to S corporation, a deferred tax liability related to a Subchapter S corporation of approximately $2.8 million was recorded on the financial statements for a potential tax liability in prior C corporation years. As of September 30, 2006, all deferred tax assets relate solely to Camping World, Inc.

Net (Loss) Income

Net loss in the first nine months of 2006 was $20.8 million compared to net income $5.3 million for the same period in 2005 primarily due to income tax expense of $22.6 million in the second quarter of 2006 as a result of the S corporation change of tax status election for the Company (other than Camping World, Inc. and its wholly-owned subsidiaries).

Segment Profit

Segment profit of $39.3 million for the first nine months of 2006 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $5.6 million, or 12.6%, from the comparable period in 2005.

Membership services segment profit of $32.2 million for the first nine months of 2006 increased $1.9 million, or 6.3%, from the comparable period in 2005.  This increase was largely attributable to a $2.0 million increase in profit from emergency road service products, and a $0.8 million increase in profit from the extended vehicle warranty programs, partially offset by a $0.9 million decrease in profit attributable to the marketing rollout of Camp Club USA.

Publication segment profit of $11.3 million for the first nine months of 2006 increased $0.9 million, or 8.7%, from the comparable period in 2005.  This increase was largely attributable to a $1.1 million profit increase for the newly acquired show group and a $0.2 million profit increase related to the Powerboat Magazine acquisition, partially offset by a $0.4 million decrease in profit for the RV-related magazines.

Retail segment loss for the first nine months of 2006 was $4.2 million, resulting in a reduction of profit of $8.5 million from the comparable period in 2005.  This decrease in profit resulted primarily from a $7.9 million increase in selling, general and administrative expenses, a $0.9 million increase in depreciation and amortization expense and a $2.4 million increase in interest expense relating to intercompany debt issued as a result of the Camping World, Inc. $40.0 million dividend declared and paid in the form of a note December 23, 2005, partially offset by a $2.7 million increase in gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2006 and December 31, 2005 was $34.7 million and $6.4 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $72.2 million and $61.0 million as of September 30, 2006 and December 31, 2005, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings. The working capital deficit increased compared to the prior year-end primarily due to the purchase and retirement of $29.9 million of the Senior Subordinated Notes and a seasonal increase in deferred revenue and accounts payable.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.  Further, management believes that the change in the tax status to a Subchapter S corporation for the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, has not limited the Company’s ability to issue debt through the capital markets but may limit the ability of the Company to raise funds in the equity market.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at September 30, 2006.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2006 and assumes debt obligations will be held to maturity.

	Payments Due by Period
	Total	Balance of 2006	2007 and 2008	2009 and 2010	Thereafter
	(in thousands)
Long-term debt and future interest	$566,388	$4,305	$67,000	$199,166	$295,917
Operating lease obligations	130,352	3,505	21,798	17,624	87,425
Deferred compensation	6,160	25	4,780	1,355	—
Standby and commercial letters of credit	7,214	6,364	850	—	—
Grand total	$710,114	$14,199	$94,428	$218,145	$383,342

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility).  The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  Proceeds from the AGI Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to the Company’s parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH senior notes due 2007 (“AGH Notes”) at 103.667% of par in 2003.  As of September 30, 2006, $108.8 million was outstanding under the term loans.  No borrowings were outstanding on the revolving credit facility as of September 30, 2006.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of September 30, 2006, the average interest rate on the term loans was 7.82%, and permitted borrowings under the undrawn revolving facility were $27.8 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the term loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of September 30, 2006, AGI had letters of credit in the aggregate amount of $7.2 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

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

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the nine months ended September 30, 2006, AGI has distributed $1.7 million in the form of a dividend to AGHC in excess of the Company’s tax obligations.  Further, AGI amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads, an affiliate of the Company.

On March 6, 2006, Camping World, a wholly-owned subsidiary of AGI, entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group Holding, Inc.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  AGI purchased $4,841,000, $20,000,000, $3,365,000, $1,500,000 and $200,000 of the Senior Subordinated Notes on June 14, 2006, June 20, 2006, July 18, 2006, July 24, 2006 and August 3, 2006, respectively.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.  As of September 30, 2006, $170.1 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture, pursuant to which the AGI Senior Subordinated Notes were issued, and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  AGI was in compliance with all debt covenants at September 30, 2006.

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the

AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, and August 15, 2006 through issuance of additional notes.  AGI expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.  Although the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.

The AGHI Indenture contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  AGHI was in compliance with all debt covenants at September 30, 2006.

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads, a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust, which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGHI.

In April 2005, Camping World, Inc. acquired the assets of a mail order catalog retailer specializing in recreational vehicle merchandise for $0.6 million.  In May 2005, the Ehlert Publishing Group, Inc. acquired the Powerboat Magazine title and related assets of Nordskog Publishing, Inc. for $4.0 million.  As part of the purchase, the Company issued $1.5 million of debt and assumed $0.5 million of liabilities.  In December 2005, AGI Productions, Inc., a subsidiary of Ehlert Publishing Group, Inc., acquired the consumer outdoor recreation show assets of Royal Productions, Inc. for $8.5 million. As part of the purchase, the Company issued $0.6 million of debt and assumed $18 million of liabilities.

In February 2006, Ehlert Publishing, Inc. acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $1.0 million of liabilities.  In August 2006, TL Enterprises, Inc. acquired the consumer park guides and related assets of American Guide Services, Inc for $1.0 million.  As part of the purchase, the Company issued $0.1 million of debt and assumed $0.3 million of liabilities.  In September 2006, Ehlert Publishing, Inc. acquired the consumer shows and related assets of Apple Rock Advertising and Promotions, Inc. for $1.2 million.  As part of the purchase, the Company issued $0.2 million of debt and assumed $0.4 million of liabilities.

For the nine months ended September 30, 2006, the Company incurred $0.9 million of deferred executive compensation expense under the phantom stock agreements and made payments of $0.8 million on the pay-out provisions of mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next three years.  Phantom stock payments of $25,000 are scheduled to be made for the remainder of 2006.

Capital expenditures for the first nine months of 2006 totaling $9.2 million increased $0.6 million from the first nine months of 2005 primarily due to the addition of new retail stores in 2006.  Additional capital expenditures of $6.5 million are anticipated for the balance of 2006, primarily for new Camping World stores, updating existing store fronts, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2005 or September 30, 2006.

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

Interest Rate Sensitivity Analysis

At September 30, 2006, we had debt totaling $387.6 million, comprised of $108.8 million of variable rate debt and $278.8 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: November 3, 2006	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer