Form 10-Q
period 2007-03-31
Affinity Group Holding, Inc.
filed 2007-05-09
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2007	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☐                  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 9, 2007
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(In thousands except shares and par value)

	3/31/2007	12/31/2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,537	$15,238
Accounts receivable, less allowance for doubtful accounts of $1,392 in 2007 and $1,193 in 2006	26,101	27,199
Inventories	64,108	52,703
Prepaid expenses and other assets	16,004	13,006
Deferred tax assets	3,241	3,203
Total current assets	111,991	111,349

PROPERTY AND EQUIPMENT, net	37,916	34,765
INVESTMENT IN AFFILIATE	81,005	81,005
NOTE FROM AFFILIATE	4,679	4,688
INTANGIBLE ASSETS, net	32,664	32,957
GOODWILL	144,429	144,429
OTHER ASSETS	2,020	1,704
Total assets	$414,704	$410,897

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,812	$32,577
Accrued interest	1,889	5,936
Accrued income taxes	1,312	1,736
Accrued liabilities	37,965	35,687
Deferred revenues and gains	61,882	62,906
Current portion of long-term debt	4,580	7,271
Total current liabilities	135,440	146,113

DEFERRED REVENUES AND GAINS	39,247	37,183
LONG-TERM DEBT, net of current portion	395,553	381,510
DEFERRED TAX LIABILITY	1,165	15,724
OTHER LONG-TERM LIABILITIES	16,850	3,386
	588,255	583,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Accumulated deficit	(173,552)	(173,020)
Total stockholder’s deficit	(173,551)	(173,019)
Total liabilities and stockholder’s deficit	$414,704	$410,897

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2007	3/31/2006

REVENUES:
Membership services	$34,061	$32,948
Publications	24,689	23,103
Retail	69,057	60,819
	127,807	116,870

COSTS APPLICABLE TO REVENUES:
Membership services	21,667	21,116
Publications	15,777	14,575
Retail	41,836	36,403
	79,280	72,094

GROSS PROFIT	48,527	44,776

OPERATING EXPENSES:
Selling, general and administrative	34,565	30,233
Depreciation and amortization	4,903	4,650
	39,468	34,883

INCOME FROM OPERATIONS	9,059	9,893

NON-OPERATING ITEMS:
Interest income	174	329
Interest expense	(9,137)	(9,267)
Debt extinguishment expense	(775)	—
Other non-operating items, net	49	33
	(9,689)	(8,905)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(630)	988

INCOME TAX BENEFIT (EXPENSE)	98	(428)

NET (LOSS) INCOME	$(532)	$560

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2007	3/31/2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(532)	$560
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,398	2,494
Amortization	2,505	2,156
Provision for losses on accounts receivable	283	276
Deferred compensation	120	—
Deferred tax benefit	(413)	(426)
Gain on sale of property and equipment	—	(11)
Loss on early extinguishment of debt	775	—
Non-cash interest on AGHI Notes	2,855	2,568
Accretion of original issue discount	83	59
Changes in operating assets and liabilities
Accounts receivable	815	1,607
Inventories	(11,405)	(1,401)
Prepaid expenses and other assets	(3,032)	(2,631)
Accounts payable	(4,765)	5,894
Accrued and other liabilities	(3,033)	(6,211)
Deferred revenues and gains	234	(640)
Net cash (used in) provided by operating activities	(13,112)	4,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,549)	(3,780)
Net proceeds from sale of property and equipment	—	52
Additions to intangible assets	(2)	(3)
Acquisitions, net of cash received	(304)	(1,334)
Repayment of loans receivable	9	9
Net cash used in investing activities	(5,846)	(5,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(1,046)
Borrowings on long-term debt	39,000	—
Payment of debt issue costs	(291)	—
Principal payments of long-term debt	(32,452)	(3,146)
Net cash provided by (used in) financing activities	6,257	(4,192)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,701)	(4,954)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,238	25,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,537	$20,107

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc (“AGI”), and AGI’s subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  The parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.

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

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the date of adoption of FASB Interpretation No. 48, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

current period earnings or retained earnings as the liability was reclassed from its existing long term deferred tax liabilities.  As such, there would be no affect on the effective tax rate if the unrecognized tax benefits were recognized.  The Company did not have any material increases in unrecognized tax benefits in the current period and does not anticipate any material increases over the next twelve months.  At the date of adoption, the Company had recorded $0.7 million of accrued interest and penalties related to unrecognized tax benefits.  During the current period, the Company recorded an additional $0.2 million of accrued interest and penalties related to the unrecognized tax benefits.  The Company’s policy is to classify interest and penalties as income taxes in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This standard provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157.  We have not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment includes the operations of the Good Sam Club, Coast to Coast Club, Camping World’s President’s Club and Camp Club USA for recreational vehicle (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through Camping World retail supercenters, mail order catalogs and its website.  For recent events regarding the Retail segment, see Note 7 below.  The Company evaluates performance based on profit or loss from operations before income taxes.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2007
Revenues from external customers	$34,061	$24,689	$69,057	$127,807
Depreciation and amortization	894	1,240	1,885	4,019
Interest income	2,176	—	32	2,208
Interest expense	—	70	3,571	3,641
Segment profit (loss)	11,151	6,410	(3,739)	13,822

	Membership
	Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2006
Revenues from external customers	$32,948	$23,103	$60,819	$116,870
Depreciation and amortization	910	1,020	1,977	3,907
Gain on sale of property and equipment	—	5	6	11
Interest income	1,376	—	5	1,381
Interest expense	—	94	3,496	3,590
Segment profit (loss)	10,472	6,462	(4,319)	12,615

The following is a reconciliation of income (loss) from operations to the Company’s consolidated financial statements for the three months ended March 31, (in thousands):

	THREE MONTHS ENDED
	3/31/2007	3/31/2006
Income (Loss) From Operations Before Taxes
Total profit for reportable segments	$13,822	$12,615
Unallocated G & A expense	(5,263)	(4,155)
Unallocated depreciation and amortization expense	(884)	(743)
Unallocated interest income, net of intercompany elimination	(2,034)	(1,052)
Unallocated interest expense, net of intercompany elimination	(5,496)	(5,677)
Unallocated debt restructure expense	(775)	—
Income (loss) from operations before taxes	$(630)	$988

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2007 and December 31, 2006 (in thousands):

	3/31/2007	12/31/2006
Membership services segment	$172,483	$167,837
Publications segment	87,488	87,122
Retail segment	241,608	225,680
Total assets for reportable segments	501,579	480,639
Capitalized finance costs not allocated to segments	9,980	10,836
Corporate unallocated assets	8,486	6,596
Elimination of intersegment receivable	(105,341)	(87,174)
Total assets	$414,704	$410,897

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2007	2006
Cash paid (received) during the period for:
Interest	$10,246	$10,747
Income taxes	(186)	1,576

Income taxes paid decreased in 2007 primarily due to the Company’s change to S corporation tax status election in the second quarter of 2006.

In January 2007, the Company assumed $0.3 million of liabilities in the acquisition of the Madison Boat Show from MAC Events, LLC.

In February 2007, the Company assumed $0.6 million of liabilities and issued $1.5 million of debt in the acquisition of five RV and Sportsman Shows from Industrial Expositions, Inc.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company performs its annual impairment test during the fourth quarter.  There were no changes in the Company’s goodwill by business segment for the three months ended March 31, 2007 and 2006.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

The Company completed two acquisitions in the first quarter of 2007.  These acquisitions have been accounted for as a purchase in accordance with FASB No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value.  The allocations of purchase price to assets and liabilities include various finite-lived assets and no additional goodwill.  The operations of each entity are included in the operations of the Company from the respective acquisition dates.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2007 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,279	$(12,835)	$18,444
Resort and golf course participation agreements	23	13,462	(12,734)	728
Non-compete and deferred consulting agreements	15	18,830	(12,971)	5,859
Deferred financing costs	7	13,956	(6,323)	7,633

		$77,527	$(44,863)	$32,664

(6) DEBT

AGHI Notes

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  The Company elected to issue additional notes in lieu of cash payments.  On August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 the Company issued additional notes in the amount of $3.8 million, $5.0 million, $5.3 million and $5.6 million, respectively.

(6) DEBT (continued)

Senior Subordinated Notes

In February 2004, AGI issued $200.0 million of 9% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  On June 8, 2006, AGI amended its Amended and Restated Credit Agreement (“Senior Credit Facility”) to permit AGI to purchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when AGI determines.  AGI purchased and retired $24.8 million, $4.9 million, and $0.2 million of the Senior Subordinated Notes in June, July and August of 2006, respectively.  On February 27, 2007, the AGI amended its Senior Credit Facility to permit AGI to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time as and when AGI determines through the issuance of additional term loans of up to $50.0 million under the Senior Credit Facility.  On March 8, 2007, the AGI purchased $17.7 million of the Senior Subordinated Notes.  As of March 31, 2007, $152.4 million of the Senior Subordinated Notes remain outstanding.  Interest is payable on the remaining Senior Subordinated Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries will guarantee the Senior Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

(7) RECENT EVENTS

On April 16, 2007, AGI entered into a stock purchase agreement with FreedomRoads Holding Company, LLC (“FreedomRoads”), an entity under common ownership with the Company’s ultimate parent corporation, pursuant to which the Company will, subject to satisfaction of certain conditions described below, sell all of the outstanding stock of its wholly-owned subsidiary Camping World, Inc. (“Camping World”) to FreedomRoads for $175.8 million subject to certain adjustments (the “Purchase Price”).  The Purchase Price (including the portion paid by the assumption and discharge on the closing date by FreedomRoads of the intercompany indebtedness owed by Camping World to AGI) will be paid 75% in immediately available funds at closing and 25% under a subordinated promissory note bearing interest at 11.5% per annum.  AGI intends to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under AGI’s term notes issued under the senior secured floating rate note purchase agreement dated June 24, 2003, as amended, and its revolving credit line under the credit agreement dated June 24, 2003, as amended, with senior lenders (collectively the “Senior Secured Credit Facility”).  As of March 31, 2007, an aggregate of $129.8 million was outstanding under the term loans and $11.3 million was outstanding (including $7.3 million in letters of credit) under the revolving credit facility of the Senior Secured Credit Facility.

The financial statements for Camping World are different from the segment reporting in Footnote 3 because the Camping World President’s Club and other related ancillary products are treated as part of the membership services segment in the segment reporting.

(7) RECENT EVENTS (continued)

The following unaudited pro forma condensed consolidated balance sheet as of March 31, 2007 and the statement of operations for the three months ended March 31, 2007 and 2006 reflects the reclassification adjustments associated with the proposed disposal/sale of Camping World to FreedomRoads.  The pro forma adjustments related to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) as of March 31, 2007, but will meet such requirements in 2007 when the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at March 31, 2007.  In addition, the historical operating results have also been reclassified to reflect discontinued operations.

Corporate Expenses - The allocation to Camping World of expenses for certain Affinity Group, Inc. corporate functions historically provided to Camping World are done in accordance with Staff Accounting Bulletin No. 55, “Allocation of Expenses and Related Disclosures in Subsidiaries’ Financial Statements”, (“SAB 55”).  Such allocations were made on a specific identification basis to the extent possible and otherwise based on relative percentages, as compared to the Company’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated.

Interest Expense - The interest expense included in discontinued operations below reflects the interest allocated to Camping World based upon debt required to be repaid upon consummation of this transaction.

(7) RECENT EVENTS (continued)

Unaudited pro forma information relating to the operations of AGHI excluding Camping World for the three months ended March 31, 2007 is as follows (in thousands):

		Reclassification of
		Discontinued
	Historical	Operations	Pro Forma

REVENUES:
Membership services	$34,061	$(3,950)	$30,111
Publications	24,689	—	24,689
Retail	69,057	(69,057)	—
	127,807	(73,007)	54,800

COSTS APPLICABLE TO REVENUES:
Membership services	21,667	(642)	21,025
Publications	15,777	—	15,777
Retail	41,836	(41,836)	—
	79,280	(42,478)	36,802

GROSS PROFIT	48,527	(30,529)	17,998

OPERATING EXPENSES:
Selling, general and administrative	34,565	(28,357)	6,208
Depreciation and amortization	4,903	(1,885)	3,018
	39,468	(30,242)	9,226

INCOME FROM OPERATIONS	9,059	(287)	8,772

NON-OPERATING ITEMS:
Interest income	174	(32)	142
Interest expense	(9,137)	2,668	(6,469)
Debt extinguishment expense	(775)	—	(775)
Other non-operating income (expense), net	49	—	49
	(9,689)	2,636	(7,053)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(630)	2,349	1,719

INCOME TAX EXPENSE	98	(211)	(113)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(532)	2,138	1,606

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(2,349)	(2,349)
Income tax benefit	—	211	211
Loss on discontinued operations	—	(2,138)	(2,138)

NET LOSS	$(532)	$—	$(532)

(7) RECENT EVENTS (continued)

Unaudited pro forma information relating the operations of AGHI excluding Camping World for the three months ended March 31, 2006 is as follows (in thousands):

		Reclassification of
		Discontinued
	Historical	Operations	Pro Forma

REVENUES:
Membership services	$32,948	$(3,794)	$29,154
Publications	23,103	—	23,103
Retail	60,819	(60,819)	—
	116,870	(64,613)	52,257

COSTS APPLICABLE TO REVENUES:
Membership services	21,116	(1,050)	20,066
Publications	14,575	—	14,575
Retail	36,403	(36,403)	—
	72,094	(37,453)	34,641

GROSS PROFIT	44,776	(27,160)	17,616

OPERATING EXPENSES:
Selling, general and administrative	30,233	(25,530)	4,703
Depreciation and amortization	4,650	(1,977)	2,673
	34,883	(27,507)	7,376

INCOME FROM OPERATIONS	9,893	347	10,240

NON-OPERATING ITEMS:
Interest income	329	(5)	324
Interest expense	(9,267)	2,453	(6,814)
Other non-operating income (expense), net	33	(6)	27
	(8,905)	2,442	(6,463)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	988	2,789	3,777

INCOME TAX EXPENSE	(428)	(1,006)	(1,434)

INCOME FROM CONTINUING OPERATIONS	560	1,783	2,343

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(2,789)	(2,789)
Income tax benefit	—	1,006	1,006
Loss on discontinued operations	—	(1,783)	(1,783)

NET INCOME	$560	$—	$560

(7) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGHI excluding Camping World as of March 31, 2007 is as follows (in thousands except shares and par value):

		Reclassification of
		Discontinued
	Historical	Operations	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,537	$(1,766)	$771
Accounts receivable, net	26,101	(4,910)	21,191
Inventories	64,108	(63,406)	702
Prepaid expenses and other assets	16,004	(4,229)	11,775
Deferred tax assets, net	3,241	(3,241)	—
Assets held for sale	—	241,608	241,608
Total current assets	111,991	164,056	276,047

PROPERTY AND EQUIPMENT, net	37,916	(29,110)	8,806
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,679	—	4,679
INTANGIBLE ASSETS, net	32,664	(5,392)	27,272
GOODWILL	144,429	(47,601)	96,828
OTHER ASSETS	2,020	(948)	1,072
Total assets	$414,704	$—	$414,704

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,812	$(26,208)	$1,604
Accrued interest	1,889	—	1,889
Accrued income taxes	1,312	(3)	1,309
Accrued liabilities	37,965	(19,181)	18,784
Deferred revenues and gains	61,882	(8,165)	53,717
Current portion of long-term debt	4,580	—	4,580
Liabilities held for sale	—	75,980	75,980
Total current liabilities	135,440	22,423	157,863

DEFERRED REVENUES AND GAINS	39,247	(9,148)	30,099
LONG-TERM DEBT, net of current portion	395,553	—	395,553
DEFERRED TAX LIABILITY	1,165	(1,165)	—
OTHER LONG-TERM LIABILITIES	16,850	(12,110)	4,740
	588,255	—	588,255

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Accumulated deficit	(173,552)	—	(173,552)
Total stockholder's deficit	(173,551)	—	(173,551)
Total liabilities and stockholder's deficit	$414,704	$—	$414,704

(7) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGHI excluding Camping World as of December 31, 2006 is as follows (in thousands except shares and par value):

		Reclassification of
		Discontinued
	Historical	Operations	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,238	$(3,288)	$11,950
Accounts receivable, net	27,199	(3,742)	23,457
Inventories	52,703	(51,736)	967
Prepaid expenses and other assets	13,006	(2,451)	10,555
Deferred tax assets, net	3,203	(3,203)	—
Assets held for sale	—	225,680	225,680
Total current assets	111,349	161,260	272,609
PROPERTY AND EQUIPMENT, net	34,765	(26,341)	8,424
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,688	—	4,688
INTANGIBLE ASSETS, net	32,957	(5,695)	27,262
GOODWILL	144,429	(47,601)	96,828
OTHER ASSETS	1,704	(618)	1,086
Total assets	$410,897	$—	$410,897

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$32,577	$(25,129)	$7,448
Accrued interest	5,936	—	5,936
Accrued income taxes	1,736	(535)	1,201
Accrued liabilities	35,687	(17,722)	17,965
Deferred revenues and gains	62,906	(7,030)	55,876
Current portion of long-term debt	7,271	—	7,271
Liabilities held for sale	—	72,557	72,557
Total current liabilities	146,113	22,141	168,254

DEFERRED REVENUES AND GAINS	37,183	(9,071)	28,112
LONG-TERM DEBT, net of current portion	381,510	—	381,510
DEFERRED TAX LIABILITY	15,724	(12,916)	2,808
OTHER LONG-TERM LIABILITIES	3,386	(154)	3,232
	583,916	—	583,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Accumulated deficit	(173,020)	—	(173,020)
Total stockholder's deficit	(173,019)	—	(173,019)
Total liabilities and stockholder's deficit	$410,897	$—	$410,897

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2007	3/31/2006	Inc/(Dec)

REVENUES:
Membership services	26.7%	28.2%	3.4%
Publications	19.3%	19.8%	6.9%
Retail	54.0%	52.0%	13.5%
	100.0%	100.0%	9.4%

COSTS APPLICABLE TO REVENUES:
Membership services	17.0%	18.1%	2.6%
Publications	12.3%	12.5%	8.2%
Retail	32.7%	31.1%	14.9%
	62.0%	61.7%	10.0%

GROSS PROFIT	38.0%	38.3%	8.4%

OPERATING EXPENSES:
Selling, general and administrative	27.1%	25.8%	14.3%
Depreciation and amortization	3.8%	4.0%	5.4%
	30.9%	29.8%	13.1%

INCOME FROM OPERATIONS	7.1%	8.5%	(8.4)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.3%	(47.1)%
Interest expense	(7.1)%	(8.0)%	(1.4)%
Debt extinguishment expense	(0.6)%	—	100.0%
Other non-operating items, net	—	—	48.5%
	(7.6)%	(7.7)%	8.8%

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(0.5)%	0.8%	(163.8)%

INCOME TAX BENEFIT (EXPENSE)	0.1%	(0.3)%	(122.9)%

NET INCOME (LOSS)	(0.4)%	0.5%	(195.0)%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007

Compared With Three Months Ended March 31, 2006

Revenues

Revenues of $127.8 million for the first quarter of 2007 increased by $10.9 million, or 9.4%, from the comparable period in 2006.

Membership services revenues of $34.1 million for the first quarter of 2007 increased by $1.1 million, or 3.4%, from the comparable period in 2006.  This revenue increase was largely attributable to a $0.6 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.3 million revenue increase in emergency road service programs due to increased enrollment, a $0.2 million revenue increase due to increased enrollment in Camp Club USA, and a $0.2 million increase in Camping World President’s Club revenue, partially offset by a $0.2 million revenue reduction due to the elimination of the RV Today television program.

Publication revenues of $24.7 million for the first quarter of 2007 increased $1.6 million, or 6.9%, from the comparable period in 2006 primarily attributable to $1.8 million of revenue associated with consumer shows acquired in the last fifteen months, and $0.6 million from revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006.  These increases were partially offset by a $0.5 million decrease in campground atlas revenue, which is scheduled for its bi-annual update and reprint in 2008, and a $0.3 million revenue decrease due to three fewer issues of Snow Week magazines in 2007.

Retail revenues of $69.0 million increased approximately $8.2 million, or 13.5%, from the comparable period in 2006.  Store merchandise sales increased approximately $6.8 million over the first quarter of 2006 due to a $7.4 million revenue increase from the addition of 27 new stores over the past fifteen months, partially offset by a same store sales decrease of $0.6 million, or 1.2%, compared to a 1.8% decrease in same store sales for the first quarter of 2006.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, installation and service work increased $0.4 million, supplies and other sales increased $0.7 million, and product extended warranty sales increased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $79.3 million for the first quarter of 2007, an increase of $7.2 million, or 10.0%, from the comparable period in 2006.

Membership services costs and expenses of $21.7 million increased $0.6 million, or 2.6%, from the comparable period in 2006.  This increase consisted of $0.8 million of additional costs associated increased extended vehicle warranty program revenue and emergency roads service revenue, partially offset by $0.2 million of reduced costs due to the elimination of the RV Today television program.

Publication costs and expenses of $15.8 million for the first quarter of 2007 increased $1.2 million, or 8.2%, from the comparable period in 2006.  This increase was attributable to $1.0 million of costs associated with the recently acquired consumer shows, and $0.7 million from the recently acquired American Guide Services group, partially offset by reduced campground atlas costs of $0.3 million resulting from reduced sales, and reduced costs of $0.2 million associated with fewer issues of Snow Week magazine.

Retail costs applicable to revenues increased approximately $5.4 million, or 14.9%, to $41.8 million primarily as a result of 27 new stores opened over the past fifteen months.  The retail gross profit margin of 39.4% for the first quarter of 2007 decreased from 40.1% for the comparable period in 2006 primarily due to an increase in wholesale sales which carry a lower margin, and increased international freight charges as our import program continues to grow.

Operating Expenses

Selling, general and administrative expenses of approximately $34.6 million for the first quarter of 2007 increased $4.3 million compared to the first quarter of 2006.  This increase was primarily due to an increase in retail selling and general and administrative expenses of approximately $3.1 million consisting of increases in wages, selling and real property expenses primarily due to new store openings and other marketing programs, $0.9 million of arbitration expenses in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and $0.3 million of costs associated with the recently acquired consumer shows.

Depreciation and amortization expense of $4.9 million increased approximately $0.3 million over the prior year primarily due to increased amortization of intangible assets associated with the recent acquisitions.

Income from Operations

Income from operations for the first quarter of 2007 totaling approximately $9.1 million decreased $0.8 million compared to the first quarter of 2006.  This decrease was primarily due to increased operating expenses of $4.6 million partially offset by increased gross profit for retail, membership services and publications operations of $2.8 million, $0.6 million and $0.4 million, respectively.

Non-Operating Items

Non-operating items of approximately $9.7 million for the first quarter of 2007 increased $0.8 million compared to the same period in 2006.  The increase is attributable to an $0.8 million increase in debt extinguishment expense related to the purchase and retirement of $17.7 million of the Company’s Senior Subordinated Notes in the first quarter of 2007 and a $0.1 million decrease in interest income.  These increases were partially offset by a $0.1 million decrease in interest expense in 2007, primarily due to a reduction in outstanding debt resulting from the purchase and retirement of Senior Subordinated Notes partially offset by the issuance of the additional term loans that bear a lower interest rate.

Income (loss) before Income Taxes

Loss before income taxes for the first quarter of 2007 was $0.6 million, or $1.6 million lower than the first quarter of 2006.  This decrease was attributable to the $0.8 million decrease in income from operations for the current period and $0.8 million of additional non-operating items.

Income Tax Benefit (Expense)

The Company recorded a $0.1 million income tax benefit for the first quarter of 2007, compared to a $0.4 million income tax expense for the first quarter of 2006.  This decrease was primarily due to the Company’s change to S corporation tax status election which was approved by the IRS in the second quarter of 2006.

Net Income (Loss)

Net loss in the first quarter of 2007 was $0.5 million compared to net income of $0.6 million for the same period in 2006 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $13.8 million for the first quarter of 2007 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $1.2 million, or 9.6%, from the comparable period in 2006.

Membership services segment profit of approximately $11.1 million for the first quarter of 2007 increased $0.7 million, or 6.5%, from the comparable period in 2006.  This increase was largely attributable to an $0.8 million increase in profit from emergency road service products, partially offset by a $0.1 million decrease in profit from the extended vehicle warranty programs.

Publication segment profit of $6.4 million for the first quarter of 2007 decreased approximately $0.1 million, or 0.8%, from the comparable period in 2006.  This decrease was largely attributed to a decrease in profit related to reduced campground atlas sales, partially offset by an increase in profit related to the consumer shows acquired over the last 15 months.

Retail segment loss decreased $0.6 million, or 13.4% from the first quarter in 2006 to a $3.7 million loss in the first quarter of 2007.  This increase in segment profit resulted primarily from a $3.5 million increase in gross profit margin, partially offset by a $2.9 million increase in selling, general and administrative expenses primarily related to the increase in new stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2007 and December 31, 2006 was $23.4 million and $34.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $61.9 million and $62.9 million as of March 31, 2007 and December 31, 2006, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements, capital requirements and working capital needs over the next twelve months.  Further, management believes that the change in the tax status to a Subchapter S corporation in 2006 for the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, has not limited the Company’s ability to issue debt through the capital markets but may limit the ability of the Company to raise funds in the equity market.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at March 31, 2007.  This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2007 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2007	2008 and 2009	2010 and 2011	Thereafter

Long-term debt and future interest	$567,029	$26,971	$204,575	$86,397	$249,086
Operating lease obligations	164,344	12,107	28,789	25,972	97,476
Deferred compensation	4,280	1,022	3,138	80	40
Standby and commercial letters of credit	7,254	6,754	500	—	—
Grand total	$742,907	$46,854	$237,002	$112,449	$346,602

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility).  The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of March 31 2007, $129.8 million was outstanding under the term loans and $4.0 million was outstanding under the revolving credit facility.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of March 31, 2007, the average interest rates on the term loans and the revolving credit facility were 7.82% and 8.07%, respectively, and permitted borrowings under the undrawn revolving facility were $23.7 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $412,500.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of March 31, 2007, AGI had letters of credit in the aggregate amount of $7.3 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“AGI Senior Subordinated Notes”).  The Company completed a registered exchange of the AGI Senior Subordinated Notes under the Securities Act of 1933 in August 2004.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  Further, the Company amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads, an affiliate of the Company.

On February 27, 2007, the AGI amended its Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.90 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time as and when AGI determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the Senior Subordinated Notes may be used for acquisitions or repay revolving credit loans.

On March 8, 2007, the AGI purchased $17.7 million of the Senior Subordinated Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of March 31, 2007, $152.4 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture, pursuant to which the AGI Senior Subordinated Notes were issued, and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  AGI was in compliance with all debt covenants at March 31, 2007.

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 through issuance of additional notes.  AGI expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.  Although the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.

The AGHI Indenture contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  AGHI was in compliance with all debt covenants at March 31, 2007.

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

In January 2007, AGI Productions, Inc. acquired a consumer show from MAC Events, Inc. for $0.5 million.  As part of the purchase, the Company assumed $0.3 million of liabilities.  In February 2007, AGI Productions, Inc. acquired consumer shows from Industrial Exposition Inc. for $1.9 million.  As part of the purchase, the Company assumed $1.5 million of debt and assumed $0.6 million of liabilities.

For the three months ended March 31, 2007, the Company incurred $0.1 million of deferred executive compensation expense under the phantom stock agreements and made payments of $2.3 million on the pay-out provisions of mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $1.0 million are scheduled to be made for the remainder of 2007.

Capital expenditures for the first three months of 2007 totaling $5.5 million increased $1.8 million from the first three months of 2006 primarily due to the addition of eight new retail stores in the first quarter of 2007.  Additional capital expenditures of $9.3 million are anticipated for the balance of 2007 assuming the closing date on the Camping World stock purchase agreement is June 30, 2007.  These capital expenditures are primarily for four new Camping World stores in the second quarter, existing store upgrades, equipment, information technology, inventory system replacement, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2006 or March 31, 2007.

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

Interest Rate Sensitivity Analysis

At March 31, 2007, we had debt totaling $400.1 million, comprised of $133.8 million of variable rate debt and $266.3 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.3 million.

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

ITEM 4: CONTROLS AND PROCEDURES

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

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: May 9, 2007	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer