Form 10-K
period 2007-12-31
Affinity Group Holding, Inc.
filed 2008-03-14
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 OR

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

Accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 14, 2008
Common stock, $.01 par value	100

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “AGHI” means Affinity Group Holding, Inc. and its predecessors and subsidiaries.

Affinity Group Holding, Inc. is a holding company and the direct parent of Affinity Group, Inc.  We are an indirect wholly-owned subsidiary of AGI Holding Corp (“AGHC”), a privately-owned corporation.  We are a member-based direct marketing organization targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts.  Our club members form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  In addition, we are a specialty retailer of RV-related products.  We operate through three principal lines of business, consisting of (i) club memberships and related products and services, (ii) subscription magazines and other publications including directories, and (iii) specialty merchandise sold primarily through our 77 Camping World retail stores, mail order catalogs and the Internet.

There are approximately 1.9 million dues paying members enrolled in our clubs.  We currently have approximately 5.3 million in aggregate circulation and 1.0 million paid circulation across our 39 publications.  For the year ended December 31, 2007, our revenue, operating income and net income were $562.2 million, $45.1 million and $6.3 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Stable, Recurring Cash Flow Stream - Approximately 78% of our operating income, net of non-cash charges, is generated through our membership club, subscription-based products and services and publications businesses, which historically have provided a recurring income stream through a core base of customers.  Our five membership clubs have a historical average renewal rate of 67%, which we believe compares favorably to other subscription-based businesses. Similarly, our membership-based products and services have historically also experienced high renewal rates, averaging over 86% over the past four years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

Established Market Positions - We are a member-based direct marketing organization targeting North American RV owners and outdoor enthusiasts with comprehensive targeted product offerings. The Good Sam Club, which was founded in 1966, and Camping World’s President’s Club founded in 1986 are the preeminent RV membership clubs in North America.  Camping World is a national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts that has grown to 77 retail stores since it began business.

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings and attract other product and service offerings.  Our 1.9 million club members and the 7.8 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.

Largely Recession Resistant - We believe the characteristics of our membership and publication businesses mitigate the effects of economic downturns on our operating performance.  While the sale of new RVs is generally influenced by economic conditions, our financial performance has historically shown little correlation to changes in the Gross Domestic Product, gas prices or even new RV shipments.  We believe this is partially due to the small cost of our products and services relative to the cost of purchasing an RV and the fact that our clubs provide average annual savings in excess of the annual dues.  We market our clubs, products and services to a sizable existing installed base of over 7.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which would drive increased sales of our products.

Favorable Demographic Trends - Favorable demographic trends, in particular the aging of the “baby boomers,” indicate that RV ownership should increase during the next five years.  Overall RV ownership rates have historically been highest, with 10% penetration, in the 55-64 age bracket, an age group that is expected to grow 20.1% by 2010, according to the National Survey of the RV Consumer by the University of Michigan in 2005 (the “RV Survey”).  Furthermore, the 45-54 age bracket, which maintains the second highest ownership rate of RVs, is expected to grow 6.3% by 2010.  The growth in these age groups is expected to generate growth in the pool of potential RV consumers.  Also, according to the RV Survey, this age group shift will drive the number of households that own at least one RV from 7.9 million in 2005 to 8.5 million in 2010. In addition, RV owners have household incomes that generally exceed the national average.  These demographics are attractive for advertisers and third-party providers of products and services.

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of twelve years with our company, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings. Our consistent operating performance, to a great extent, is attributable to our senior managers who are responsible for developing and implementing our business strategy and focusing on increasing profitability. Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

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

Expand Presence in Specialty Recreation Niche - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications or businesses in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Nordskog Publications, Inc. in May 2005 allowed us to expand our presence in the recreational boat market niche.  In addition, we now own 36 consumer outdoor recreation shows, most of which were acquired from Royal Productions, Inc. in December 2005, Plus Events shows in February 2006, four shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006 and five shows purchased from Industrial Expositions, Inc. in February 2007.  These shows provide an expanded face-to-face forum for acquiring new customers.

Increase Camping World Penetration - We intend to continue the controlled expansion of our Camping World supercenter network by developing Camping World stores alongside or within independent RV dealerships, including RV dealerships owned and operated by our affiliates, which provides a competitive advantage by creating a means of increasing retail customer traffic.  In 2007, we opened 17 new Camping World stores, of which 12 stores are adjacent to or within RV dealerships owned or operated by affiliates, and in 2008 we intend to open six additional Camping World stores which will be located in or adjacent RV dealerships that may or may not be affiliated with us under common ownership of our Chairman, Stephen Adams.  In addition to generating increased cash flows from the sale of merchandise, a larger network of geographically diverse Camping World stores will enhance our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

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

The average age and annual household income of our club members in 2007 were 57 years and $72,000, respectively.  We believe that the demographic trend towards an aging population will have a favorable impact on RV ownership.  The demographic profile of our typical club member follows that of the general population and thus we believe this will also have a favorable impact on demand for our club memberships and related products and services.

Membership Clubs

We operate the Good Sam Club, President’s Club, Coast to Coast Club and Camp Club USA for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The membership clubs form a receptive audience to which we market our products and services.

The following table sets forth the number of members at December 31, 2007, annual membership dues and average annual renewal rates during the period of 2003 to 2007 for each club:

	Number of Members		Average Renewal
Membership Club	at December 31, 2007 (1)	Annual Fee (2)	Rate (3)

Good Sam Club	1,012,500	$12 - $30	65%

President’s Club	738,500	$15 - $20	69%

Coast to Coast Club	69,600	$90 - $140	73%

Other Clubs:
Golf Card Club	44,900	$49 - $59	52%

Camp Club USA (4)	38,100	$40 - $50	—

(1)	Also includes multi-year and lifetime members.
(2)	For a single member, subject to special discounts and promotions.
(3)	Excludes members having lifetime memberships.
(4)	Camp Club USA was launched in 2006 so renewal data is not yet available.

In addition to regular annual memberships, we also sell multi-year memberships.  We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Good Sam Club

The Good Sam Club, a membership organization for RV owners, is the largest RV organization worldwide with approximately 1,012,500 member families.  As of December 31, 2007, there were 1,681 local chapters throughout the United States and Canada.  The average renewal rate for Good Sam Club members was approximately 65% during the period 2003 through 2007.

The Good Sam Club is widely recognized as an essential part of the RV ownership experience.  By delivering value to members through information, support and benefits, including 10% discounts at approximately 1,500 RV parks across the U.S. and Canada, members save money, come together to share experiences and more thoroughly enjoy RVing.  Other benefits include discounts on the purchase of RV supplies and accessories at select RV service centers; an annual subscription to Highways, the club’s monthly news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $93.

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

In 1992, the Good Sam Club began selling lifetime memberships.  In 2007, the average price for a life membership was $331 with approximately 146,400 members registered as of December 31, 2007.  Based on an actuarial analysis of the life members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2003 through 2007 at which discounts for members were available at December 31st of the respective year:

	2007	2006	2005	2004	2003

Number of Good Sam memberships	1,012,500	992,000	984,100	971,000	958,000

Lifetime members included above	146,400	143,000	136,100	131,900	127,700

Number of RV campgrounds offering discounts to Good Sam members	1,500	1,610	1,580	1,750	1,750

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club). As of December 31, 2007, the President’s Club had approximately 738,500 members. The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores. The President’s Club offers us an extremely cost effective and powerful method of acquiring customers who are likely to be receptive to our product and service offerings. We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers to his or her likely needs and interests. Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices. Typically, we use the President’s Club brand in the marketing of our products and services to these customers.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively. We estimate that the average President’s Club member realizes annual savings of approximately $43. The average renewal rate for members of the President’s Club was 69% during the period from 2003 to 2007.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2003 through 2007:

	2007	2006	2005	2004	2003

Camping World’s President’s Club memberships	738,500	680,300	643,100	596,700	598,200

Number of stores	77	63	44	39	33

Coast to Coast Club

The Coast to Coast Club has operated a reciprocal use network of private RV resorts in North America since 1972. The club offers a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name. Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us. Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds. At December 31, 2007, there were approximately 69,600 member families in the Coast to Coast Club which had nationwide access to approximately 241 private RV resorts and a network of approximately 210 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

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

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $118. The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 73% during the period 2003 through 2007.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2003 through 2007:

	2007	2006	2005	2004	2003

Number of Coast to Coast Club memberships	69,600	78,900	85,200	98,700	117,300

Participating private resorts	241	301	301	309	329
Participating public resorts	210	228	225	176	220

Participating resorts decreased from 2006 to 2007 due to the loss of a large resort group, some normal attrition and some proactive deletions on our part of substandard resorts.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 44,900 members at December 31, 2007. The major attraction for membership is the financial savings which members receive when playing at any of the more than 3,000 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America. None of the participating golf courses are owned or operated by us.

Golf Card Club members receive a variety of benefits, including: a minimum of two rounds annually of free or discounted golf at participating golf courses; discounted vacation packages at 144 “Stay and Play” resorts; discounts on golf practice at 51 driving ranges; savings on golf merchandise purchases at select member golf courses; car rental discounts from National and Alamo; an annual subscription to the Golf Traveler member publication, published three times per year in print and twelve times electronically; the annual directory listing participating golf courses and resorts; chances to win free golf merchandise in quarterly member giveaways; access to 87 local Grasshopper Clubs for tournaments and social activities; an opportunity to play in member-guest tournaments; an opportunity to test (and keep) select golf products; a chance to win a free golf lesson from a participating Golf Card pro; and access to the club web site (www.golfcard.com) including member-only features such as handicap tracking, course reviews, and trip routing.

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

The standard annual membership fee is $49 for a single membership and $89 for a twosome membership. Multi-year memberships range from a single two-year membership for $118, to a three-year twosome membership for $267. The average renewal rate for Golf Card Club members was approximately 52% for the period from 2003 to 2007.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2007	2006	2005	2004	2003

Number of Golf Card Club memberships (1)	44,900	55,000	57,800	67,200	77,400

Number of Participating Golf Courses	3,000	3,300	3,600	3,650	3,800

Number of “Stay and Play” Golf Resorts	144	165	175	200	220

(1) A single membership counts as one member and a double membership as two members.

Camp Club USA

Camp Club USA was launched January 2006 as a discount camping club offering 50% off on campsites. At December 31, 2007 we had approximately 38,100 members. Members receive a variety of benefits, including 50% savings at over 700 campgrounds, an annual directory with maps, directions, amenities, monthly member giveaways, $50 cash for camping and travel tips, and a monthly eNewsletter with campground updates, features and travel tips. Based on surveys conducted by us, members realize savings at campgrounds, ranging from $100 to $150 annually, which significantly exceed the cost of membership.

Membership Products and Services

Our approximately 1.9 million club members form a receptive audience to which we sell products and services targeted to the recreational interests of our club members. We promote products and services which either address special needs arising in the activities of our club members or appeal generally to persons with the demographic characteristics of our club members. The two most established products are the emergency road service (“ERS”) and the vehicle insurance programs. Most of our products and services are provided by third parties who pay us a marketing fee, with the exception of ERS where we assume the risk of incurred claims. We believe it is important to target the diversified market niches with identifiable products that offer a full range of benefits. We currently market these products through direct mail, advertising in publications, campground directories, space ads, the Internet, telemarketing and direct sales.

Emergency Road Service

The Company developed Emergency Road Service (“ERS”) initially for Good Sam Club members in 1984, as an enhancement to their club membership. Since then, the Company has expanded the breadth of its programs and now includes club members as well as non-club members. Currently 32% of the Good Sam Club members are enrolled in the Good Sam ERS program. Specializing in RV towing, the Company believes it is important to target diversified market niches with identifiable products that serve various service level objectives. The Company markets its products through direct mail, but also through publication advertising, space ads, promotional events, telemarketing, and the Internet. Annual subscriber dues range from $59.95 to $129.95 and benefits include roadside assistance, towing, and other travel-related benefits and services.

The table below sets forth the total enrollment in the various ERS programs for 2003 through 2007:

	2007	2006	2005	2004	2003

ERS Enrollment	388,500	379,200	369,900	360,900	354,400

For the tenth year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members. Combined enrollment in the programs has increased by 34,100 members or approximately 9.6% since 2003.

Vehicle Insurance Programs

We provide our customers with several property and casualty insurance products, including two specialized RV insurance programs, a motorcycle insurance program and a homeowner’s insurance program. The two core brands are the Vehicle Insurance Program (“VIP”) and the Motor Vehicle Program (“MVP”); each of these products is promoted to the company’s database through various direct marketing channels. At December 31, 2007, the two programs had approximately 201,700 policyholders, which represented a 13.6% and 5.6% penetration, respectively, of the Good Sam Club and the President’s Club. During the period 2003 to 2007, the average renewal rate of members participating in these insurance programs was 90%. We have a marketing arrangement with a third party licensed insurer that provides the vehicle insurance. The company receives revenue for both new and renewing policyholders, while we share only in the acquisition marketing expenses with the insurer. All claims risk is carried by the third-party provider.

The following provides detail of the total number of policies in force, the dollar amount of written premiums generated on the book of business, and the marketing fees generated for 2003 through 2007:

	2007	2006	2005	2004	2003

Total policies in force	201,700	201,400	205,800	208,000	213,400

Written premiums paid to insurance providers (millions)	$243	$253	$251	$253	$254

Marketing fees (millions)	$20	$20	$20	$20	$20

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services. Most of these services are provided to club members by third parties who pay us a marketing fee.

In 1996, we launched the Continued Service Plan (“CSP”), a private label extended vehicle warranty program for RVs. Total net revenue for 2007 increased 28% over 2006, to a total of $30.5 million. The program had approximately 43,000 policies in force as of December 31, 2007. Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and retail kiosks in Camping World stores. Policy renewals represented 54% of the total revenue in 2007. We now offer CSP through our Authorized RV Dealer Program. As of December 31, 2007, there were 55 dealer locations authorized to sell extended vehicle warranty and other products and services offered by the Company. CSP sales through the Authorized Dealer Program exceeded $1.5 million for 2007.

The RV financing program was administered by GEMB Lending Inc., a subsidiary of GE Money Bank. The number of GEMB RV loans to our club members in 2007 decreased by 7% from 2006.

The decrease in loans can be directly attributed to the higher interest rate environment and the fact that most outstanding RV loans were refinanced when rates were lower than what is currently available.

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

The following chart sets forth the circulation and frequency of our publications:

	2007	Issues Published
Publication	Circulation	Annually

PAID CIRCULATION MAGAZINES (1)
American Rider	61,054	6
ATV Sport	68,450	10
Bass & Walleye Boats	62,980	9
Camping Life	85,764	8
MotorHome	141,296	12
Powerboat	24,758	11
Rider	139,467	12
SnowGoer	66,196	7
Trailer Boats	100,510	11
Trailer Life	268,605	12

CONTROLLED CIRCULATION- Business (2)
Boating Industry	26,000	12
Campground Management	14,468	12
PowerSports Business	12,000	16
Power Sports Business Dealer Directory	12,000	1
Power Sports Business Market Data Book	12,000	1
RV Business	18,000	12

CONTROLLED CIRCULATION- Consumer (3)
ATV Magazine	232,331	6
Snow Week	30,000	4
Watercraft World	51,465	6

FREE DISTRIBUTION (4)
Thunder Press- North	30,139	12
Thunder Press- South	23,925	12
Thunder Press- West	45,607	12
Woodall’s Specials (5)	6,074	1
Woodall’s Regional News Tabloids	100,101	36

ANNUALS (1)
Cruisers Buyers Guide	76,507	1
Touring Rider	65,728	1
Trailer Life Campground/RV Park & Services Directory	233,954	1
Trailer Life’s RV Buyers Guide	113,125	1
Towing Guide	536,246	1
Ultimate Snowmobile Buyers Guide	90,000	1
Woodall’s Buyer’s Guide	46,866	1
Woodall’s Campground Directory	283,641	1
Woodall’s Tenting Directory	24,268	1
Woodall’s Go & Rent Rent & Go (4)	78,824	1

CLUB MAGAZINES (6)
Camp Club USA Directory	60,438	1
Coast to Coast Magazine	89,925	8
Golf Traveler (7)	57,527	4
Highways	993,573	12
RV View	883,722	4

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

PowerSports Business Market Data Book is an annual publication that provides industry sales trends for powersports manufacturers and dealers; dealer customer service and performance data;

manufacturer stock performance updates; industry supplier information; and various industry research projects.

PowerSports Business Dealer Directory is a supplier directory for each of the ATV, snowmobile and watercraft markets.  This directory features hundreds of manufacturers and suppliers of parts, services, apparel and much more, complete with detailed company information.

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

Annual Publications

Cruiser Buyers Guide is an annual publication which provides information about new and modified cruisers with features embracing the motorcycle cruiser lifestyle.

Touring Rider is an annual publication which is devoted exclusively to touring – from bikes and gear to touring tips, adventures and road maps.

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 11,700 public and private campgrounds, over 800 RV service centers, and over 800 tourist attractions in North America along with color maps of the areas covered.  The publication features Good Sam Parks that offer discounts on overnight camping fees to our club members.  This directory is sold primarily by direct mail to Good Sam Club members, at RV dealerships and in bookstores.

Trailer Life’s RV Buyers Guide, issued annually, features more than 400 listings with photos, floorplans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and pickup campers.  The publication is sold at newsstands and by mail order from magazine advertisements.

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

Club or Trade Magazines and Books

Each of our membership clubs has its own publication which provides information on club activities and events, feature stories and other articles.  We publish Highways for the Good Sam Club, Coast to Coast Magazine for the Coast to Coast Club, The Golf Traveler for the Golf Card Club, the Camp Club USA Directory for Camp Club members, and RV View for the President’s Club.  We also periodically publish books targeted to our club membership which address the RV lifestyle.

Consumer Shows

We operate 36 consumer outdoor recreation shows primarily focused on RV and powersports markets.  Twelve of the shows were acquired from Royal Productions, Inc. in December 2005, six consumer shows were purchased from H & S Productions, LLC in February 2006, four RV shows were purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, one show was acquired from MAC Events, LLC in January 2007, and five shows were acquired from Industrial Expositions, Inc. in February 2007.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized from the sale of exhibitor booth space and admission fees.

Campground Guides

We currently produce local campground guides distributed free of charge to over 380 campgrounds across the country.  These guides include paid listings for local attractions, restaurants and services and a map of the campground.

Retail

Camping World Supercenters

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of our two newest Camping World supercenters in the fourth quarter of 2007, we currently operate 77 Camping World retail locations in 28 states.  These stores accounted for approximately 87% of the 2007 total retail revenue, while approximately 13% was derived from catalog and Internet sales.

In the RV accessory industry, we believe that Camping World has a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World offers approximately 12,000 SKUs, most of which are not regularly available in general merchandise stores.  The Camping World supercenters provide installation and repair services for RV products, which are not available at general merchandise stores.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products.  Some Camping World stores feature resource centers, staffed with licensed insurance agents who market such products and services as vehicle insurance, extended warranty and ERS.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.  We strategically locate Camping World supercenters in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

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

Camping World’s supercenters generally range in size from approximately 10,000 to 64,000 square feet.  Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility, which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space.  Large parking areas provide sufficient space and facilitate maneuvering of RVs.  By combining broad product selection, technical assistance, installation and repair services, Camping World’s supercenters provide one-stop shopping for RV owners.  Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments.  Most supercenters are open seven days a week.

Camping World intends to continue the controlled expansion of their supercenter store network while simultaneously developing dealer partnerships across North America.  We plan to establish additional Camping World stores alongside or within new and existing RV dealerships.  This marketing strategy will provide an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  In 2003, we initiated the dealer alliance program under which we sublease space in an existing RV dealership where we operate a Camping World store or operate the Camping World store adjacent to the RV dealership.  Currently, we operate 59 Camping World stores alongside or within RV dealerships, including 49 Camping World stores that are part of our dealer alliance program.  Of these 59 Camping World stores that are alongside or within RV dealerships, 45 are located alongside or within dealerships indirectly owned or operated by FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman and principal owner of our parent company and owns and operates RV dealerships at 56 locations across the United States as of December 31, 2007.

On March 6, 2006, Camping World, Inc., an indirect wholly-owned subsidiary that operates the Camping World stores, entered into a joint venture agreement with FreedomRoads.  The joint venture agreement provides that Camping World and FreedomRoads will act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  There are no capital requirements or sharing of income and expenses under the agreement.

Camping World initiated its catalog operations in 1967.  Camping World currently has a proprietary mailing list of approximately 2.5 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months.  Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  Camping World analyzes its database to determine those customers most likely to order from Camping World’s catalogs.  As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise.  Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners.  In addition, Camping World rents mailing lists of RV owners from third parties.

During 2007, Camping World distributed 7.4 million catalogs, 6.3 million of which were mailed in fourteen separate mailings, and the remaining 1.1 million catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 305,000 catalog orders at an average net order size of $113, excluding postage and handling charges.  Camping World distributed fourteen high-quality, full-color catalogs during 2007, consisting of thirteen catalogs plus a Master Catalog in the spring of 2007.

Internet

The Internet has proven to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain fifty-five Internet web sites, which are accessible through http://www.rv.net, and are experiencing significant growth.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2007 under these programs represented approximately 12.7% of all new club members.  E-mail acquisition campaigns and Internet online revenue totaled approximately $36.3 million in 2007.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 49% of new enrollments with the remaining 51% derived from other sources.  We use a variety of commercially available mailing lists of RV owners in our direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

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

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  These member service operations processed approximately 1.3 million telephone calls in 2007. Approximately forty percent of the calls originated from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

Camping World’s catalog, Internet and fulfillment operations are located in Franklin, Kentucky and Bakersfield, California.  Fulfillment operations involve the processing of orders and checks principally received by mail.   Orders are usually processed and shipped within 24 hours of receipt.  Certain fulfillment operations are performed by third parties.

Our publication operations are based in Minnesota and California.  We develop the layout for publications and outsource printing to third parties.

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

Employees

As of December 31, 2007, we had 1,997 full-time and 206 part-time or seasonal employees, consisting of 9 executives, 1,421 employees in retail operations, 492 employees in administrative and club operations, 222 employees in publishing and advertising sales, 6 employees in resort services and 53 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

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

We have a significant amount of indebtedness.  As of December 31, 2007, our total debt and total stockholder’s deficit were $397.0 million and $171.3 million, respectively.  We are a holding company and do not have any operations.  We are dependent on our operating subsidiaries for cash flow in the form of dividend distributions.  However, our subsidiaries are and may in the future be restricted from making dividend distribution to us.  In the future, we intend to use cash generated by operations of our subsidiaries that is distributed to us as a dividend to reduce our indebtedness.  However, we may from time to time, subject to restrictions imposed by the terms of our indebtedness, pay dividends or find it more advantageous to employ cash generated by operations for capital investments and acquisitions.

Our ability to satisfy our debt service obligations depends primarily on our operating performance. Future debt repayments by us, including the principal amount of the notes, may require funds in excess of our available cash flow.  We cannot assure our investors that we will be able to raise additional funds, if necessary, through future financings.  The indentures pursuant to which our wholly-owned subsidiary, Affinity Group, Inc. (“AGI”) issued its 9% Senior Subordinated Notes due 2012 (“AGI Senior Notes”) and we issued our 10-7/8% AGHI Senior Notes due 2012 (“AGHI Notes”) were issued impose several restrictions upon our subsidiary or us, including restrictions on the ability to incur additional indebtedness, pledge assets and make dividends and distributions.

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

Despite our current level of debt, we or our subsidiaries may be able to incur substantial additional debt in the future.  AGI’s Amended and Restated Credit Agreement (“AGI Senior Credit Facility”) will permit total borrowings of up to $188.6 million.  Although the terms of the AGI Senior Credit Facility, the indenture governing the AGI Senior Notes (the “AGI Indenture”) and the indenture governing our AGHI Notes (the “AGHI Indenture”) restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as result of our leverage could increase.

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

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding AGHI Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.  However, it is possible that we may not have sufficient funds at the time of the change of control to make any required repurchases or that the AGI Senior Credit Facility or AGI Indenture will not allow such repurchases or permit the dividend or loan of sufficient funds to us to make the required repurchases.  If we do not repay all borrowings under the AGI Senior Credit Facility and the AGI Indenture or obtain the consent of AGI’s lenders and holders of the AGI Notes to permit distribution of funds to us to repurchase the AGHI Notes, we will be prohibited from purchasing the AGHI Notes.  Our failure to purchase tendered notes would constitute a default under the indenture governing the AGHI Notes.  In addition, certain important corporate events relating to our capital structure would not constitute a “change of control” under the indenture.

Risks Relating to Our Business

We depend on our ability to attract and retain active members.

Our future success depends in large part upon continued demand for our membership club programs by consumers.  Any number of factors could affect the frequency with which consumers participate in our programs or whether they enroll in a membership club at all.  These factors include (1) consumer taste preferences, (2) the frequency with which members participate in club activities, (3) general economic conditions, (4) weather conditions, (5) the availability of alternative discount programs in the region in which consumers live and work, and (6) significant increases in gasoline prices.  .  Any significant decline in usage or increase in program cancellations, without a corresponding increase in new member enrollments, could have a material adverse effect on our business.

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

Our business depends in part on developing and maintaining productive relationships with third party providers of products and services that we market to our customers. Many factors outside our control may harm these relationships.  For example, financial difficulties that some of our providers may face may adversely affect our marketing program with them.  A disruption of our relationships with our marketing partners or a disruption in our marketing partners’ operations could have a material adverse effect on our business and results of operations.

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

We are an indirect wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately held company.  Stephen Adams, our Chairman, owns approximately 98.2% of the outstanding shares of AGII.  Accordingly, Mr. Adams will be able to elect our Board of Directors and to control matters submitted to the vote of our shareholders.  Circumstances may occur in which the interests of Mr. Adams could be in conflict with the interests of the holders of our debt instruments and lenders.  For example, Mr. Adams may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance the value of his equity investment, even though such transactions may involve risks to the holders of our debt instruments and lenders.

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

	Square Feet	Acres	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		2039

Other Office Facilities:
Carson, CA (regional publication office)	10,048		2012
Denver, CO (customer service, warehousing fulfillment, and information system functions).	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Seattle, WA (regional publication sales office)	912		2009
Elkhart, IN (regional publication sales office)	4,076		2008
Chesterfield, VA (shows sales office)	5,900		2008
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		2010
Earth City, MO (information systems functions)	1,769		2008
Las Vegas, NV (regional shows sales office)	2,809		2009
Scotts Valley, CA (regional publication office)	3,905		2011
Bowling Green, KY (database and online media support)	5,952		2015
Fort Lauderdale, FL (regional publication sales office)	528		2009
Port Angeles, WA (regional shows sales office)	3,300		2012

Distribution Centers:
Bakersfield, California	164,747	14.827	2037
Franklin, Kentucky	250,000	33.000	2035

Camping World Supercenter Locations:
Dothan, AL (1)	18,906	11.275	2025
Oxford, AL (2)	11,828	23.940	2027
Robertsdale, AL(1)	19,670	18.360	2026
North Little Rock, AR (3)	20,592	10.000	2042
Tucson, AZ (2)	12,145	2.000	2018
Mesa, AZ	27,500	3.140	2010
Bakersfield, CA (1)	23,325	9.940	2023

	Square Feet	Acres	Lease Expiration
Fresno, CA (2)	6,932	21.010	2037
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2027
Fairfield, CA	43,434	3.780	2009
Rocklin, CA	29,085	4.647	2037
San Bernardino, CA	18,126	1.665	2012
San Martin, CA	29,486	5.000	2023
Valencia, CA (3)	64,410	9.231	2037
Colorado Springs, CA (1)	11,672	26.430	2027
Denver, CO	27,085	4.132	2037
Longmont, CO (1)	5,003	6.750	2026
Ft. Myers, FL	22,886	4.217	2012
Gulf Breeze, FL (1)	5,747	13.897	2026
Kissimmee, FL (3)	58,382	6.043	2037
St. Augustine, FL (1)	21,875	20.000	2026
Tampa, FL	40,334	3.711	2026
Tallahassee, FL (1)	8,494	12.630	2024
Byron, GA (3)	23,400	7.000	2042
Oakwood, GA (1)	4,510	7.681	2026
Savannah, GA (1)	6,285	4.898	2026
Snellville, GA (1)	12,376	5.923	2026
Woodstock, GA (1)	4,510	7.715	2026
Bolingbrook, IL (3)	25,126	5.299	2035
Island Lake, IL (1)	2,540	17.028	2026
Indianapolis, IN (1)	7,690	30.000	2027
Bowling Green, KY	37,615	2.750	2037
Hammond, LA (2)	27,096	68.454	2034
Belleville, MI (3)	44,248	7.260	2037
Grand Rapids, MI (2)	4,618	9.180	2037
Rogers, MN	24,700	6.303	2025
Strafford, MO (3)	20,592	8.510	2042
Colfax, NC (1)	6,371	8.094	2026
Statesville, NC (1)	39,050	7.412	2024
Bridgeport, NJ	24,581	6.920	2031
Lakewood, NJ (1)	3,800	9.912	2027
Albuquerque, NM (1)	20,412	31.434	2026
Henderson, NV (3)	25,850	4.400	2025
Las Vegas, NV (1)	5,000	15.840	2027
Bath, NY (1)	4,356	5.500	2026
Amsterdam, NY (2)	13,420	28.000	2033
Churchville, NY (1)	7,193	10.380	2026
Hamburg, NY (1)	13,095	6.553	2025
Syracuse, NY (1)	12,242	8.190	2026
Akron, OH (1)	3,865	9.622	2026
Brunswick, OH	23,233	4.087	2038
Chichester, OH (1)	10,447	1.572	2026
Oklahoma City, OK (2)	12,500	8.219	2023
Junction City, OR (2)	21,401	1.970	2036
Wilsonville, OR	32,850	4.653	2016
Wood Village, OR (1)	6,495	11.070	2027

	Square Feet	Acres	Lease Expiration
Columbia, SC (1)	23,450	4.140	2017
Myrtle Beach, SC (3)	38,962	5.410	2037
Myrtle Beach, SC (1)	2,298	18.940	2026
North Charleston, SC (1)	13,142	7.690	2027
Spartanburg, SC (1)	11,900	19.263	2033
Chattanooga, TN (1)	9,400	10.840	2024
Knoxville, TN (2)	10,763	24.580	2037
Nashville, TN (2)	34,478	3.238	2037
Anthony, TX (1)	7,061	32.000	2025
Denton, TX	22,984	6.887	2037
Fort Worth, TX (2)	11,102	16.000	2026
Katy, TX (1)	25,913	38.861	2025
Mission, TX	23,094	3.430	2015
New Braunfels, TX (3)	43,397	19.100	2035
Draper, UT	27,675	8.031	2026
Kaysville, UT (1)	6,033	16.200	2027
Manassas, VA (2)	16,348	9.754	2018
Winchester, VA	19,400	4.120	2042
Burlington, WA (1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032

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

(3)            The supercenter is co-located with a FreedomRoads dealership wherein Camping World, Inc. and the dealership are co-tenants or the dealership subleases space from Camping World, Inc.  The square footage reported is the portion of the building leased by Camping World, Inc.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  In November 2007, AGI Holding Corp., (“AGHC”), formed a holding company, AGI Intermediate Holdco, LLC (“AGII”), at which time AGHC contributed 100% of the outstanding shares of common stock of AGHI to AGII.  AGII is the direct parent of AGHI.  AGHI was formed on March 2, 2005, at which time all of the stock of Affinity Group, Inc, (“AGI”) was contributed to AGHI from its parent, AGHC, a privately-owned corporation.  On April 27, 2004, AGI’s previous parent, Affinity Group Holding, Inc. (“AGH”) was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”).  All periods have been restated to reflect the results of operations of AGI and AGH, prior to the April 27, 2004 merger.  Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included herein.

	December 31,
	(dollars in thousands)
Statement of Operations Data:	2007	2006	2005	2004	2003
REVENUES:
Membership services	$149,937	$137,394	$133,756	$131,608	$128,664
Publications	90,537	86,742	79,122	77,977	71,436
Retail	321,730	290,422	272,682	255,094	225,306
	562,204	514,558	485,560	464,679	425,406

COSTS APPLICABLE TO REVENUES:
Membership services	94,840	87,407	85,551	84,231	79,500
Publications	62,258	58,302	53,855	53,042	48,392
Retail	194,940	175,015	162,363	151,196	136,137
	352,038	320,724	301,769	288,469	264,029

GROSS PROFIT	210,166	193,834	183,791	176,210	161,377

OPERATING EXPENSES:
Selling, general and administrative	145,619	133,193	121,353	116,137	104,066
Restructuring charge	—	93	—	—	1,210
Goodwill impairment	—	—	4,344	—	—
Depreciation and amortization	19,453	19,162	15,919	13,893	10,298
	165,072	152,448	141,616	130,030	115,574

INCOME FROM OPERATIONS	45,094	41,386	42,175	46,180	45,803

NON-OPERATING ITEMS:
Interest expense, net	(36,248)	(35,555)	(32,240)	(23,239)	(18,123)
Debt extinguishment expense	(775)	(835)	—	(5,035)	(3,218)
Other non-operating income (expense), net	(149)	9	(5)	420	201
	(37,172)	(36,381)	(32,245)	(27,854)	(21,140)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	7,922	5,005	9,930	18,326	24,663

INCOME TAX EXPENSE (1)	(1,583)	(22,268)	(4,291)	(8,075)	(9,275)

NET INCOME (LOSS)	$6,339	$(17,263)	$5,639	$10,251	$15,388

SELECTED FINANCIAL DATA (continued)

	December 31,
	(dollars in thousands)
	2007	2006	2005	2004	2003
Balance Sheet Data (at period end):
Working capital (deficiency)	$(16,986)	$(34,764)	$(6,446)	$(10,813)	$(25,770)
Total assets	426,664	410,897	418,895	320,222	302,862
Deferred revenues and gains (2)	104,390	100,089	98,920	99,130	98,410
Total debt	396,959	388,781	412,664	314,336	240,127
Total stockholders’ deficit	(171,274)	(173,019)	(152,469)	(158,108)	(88,905)

(1) Effective January 1, 2006 the Company changed its tax status from a Subchapter C corporation to a Subchapter S corporation, upon receiving approval from the Internal Revenue Service.  The election to change included the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which remained Subchapter C Corporations.  As a result of the change in tax status, all deferred tax accounts of the Company, excluding Camping World and its wholly-owned subsidiaries, were revalued to account for the lower tax rates applicable to the Subchapter S corporation status and such reduction was charged to income tax expense for the year end December 31, 2006.

(2) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 17 months.  The deferred revenue balance for 2007, 2006, 2005, 2004, and 2003 also include deferred gains of $9.3 million, $9.8 million, $10.3 million, $10.8 million, and $11.3 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2007, 2006, and 2005 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of Total Revenues			Percentage Increase/ (Decrease)
				Year 2007	Year 2006
	2007	2006	2005	over 2006	over 2005

REVENUES:
Membership services	26.7%	26.7%	27.5%	9.1%	2.7%
Publications	16.1%	16.9%	16.3%	4.4%	9.6%
Retail	57.2%	56.4%	56.2%	10.8%	6.5%
	100.0%	100.0%	100.0%	9.3%	6.0%

COSTS APPLICABLE TO REVENUES:
Membership services	16.9%	17.0%	17.6%	8.5%	2.2%
Publications	11.1%	11.3%	11.1%	6.8%	8.3%
Retail	34.6%	34.0%	33.4%	11.4%	7.8%
	62.6%	62.3%	62.1%	9.8%	6.3%

GROSS PROFIT	37.4%	37.7%	37.9%	8.4%	5.5%

OPERATING EXPENSES:
Selling, general and administrative	25.9%	26.0%	25.0%	9.3%	9.8%
Restructuring charge	—	—	—	—	—
Goodwill impairment	—	—	0.9%	100.0%	(100.0)%
Depreciation and amortization	3.5%	3.7%	3.3%	1.5%	20.4%
	29.4%	29.7%	29.2%	8.3%	7.6%

INCOME FROM OPERATIONS	8.0%	8.0%	8.7%	9.0%	(1.9)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	0.2%	(46.9)%	5.1%
Interest expense	(6.6)%	(7.0)%	(6.9)%	0.5%	10.1%
Debt extinguishment expense	(0.1)%	(0.2)%	—	(7.2)%	—
	(6.6)%	(7.0)%	(6.7)%	2.2%	12.8%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	1.4%	1.0%	2.0%	58.3%	(49.6)%

INCOME TAX EXPENSE	(0.3)%	(4.4)%	(0.8)%	(92.9)%	418.9%

NET INCOME (LOSS)	1.1%	(3.4)%	1.2%	136.7%	(406.1)%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues

Revenues of $562.2 million for 2007 increased by $47.6 million or 9.3% from the comparable period in 2006.

Membership services revenues for 2007 of $149.9 million increased by $12.5 million or 9.1% from 2006.  This revenue increase was largely attributable to a $6.7 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products including warranty sales through our growing network of Good Sam dealers, a $2.5 million revenue increase primarily due to increased enrollment in the Camping World President’s Club and the Camp Club USA, partially offset by reduced enrollment in the Golf Card Club and Coast to Coast Club, a $1.7 million increase in emergency road service revenue attributable to increased enrollment and price increases, a $1.2 million increase in marketing fee revenue from health and life insurance products, a $0.7 million increase in dealer program marketing revenue and a $0.4 million increase in marketing fee income recognized on RV financing products.  These increases were partially offset by a $0.7 million revenue reduction due to the elimination of the RV Today television program.

Publications revenues for 2007 of approximately $90.6 million increased by $3.8 million or 4.4% from 2006.  This increase was primarily attributable to $2.6 million of revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006, $2.1 million of revenue associated with consumer shows acquired over the last two years and $0.9 million of additional annual directory revenue.  These increases were partially offset by a $0.7 million revenue decrease from the elimination of the Cruising Rider title, a $0.5 million decrease in campground atlas revenue, which is scheduled for its bi-annual update and reprint in 2008, a $0.3 million decrease in advertising revenue for the RV magazine group, and a $0.3 million revenue decrease due to ten fewer issues of Snow Week magazine in 2007.

Retail revenue for 2007 of $321.7 million increased approximately $31.3 million or 10.8% from 2006.  Store merchandise sales increased $24.8 million over 2006 primarily due to a $38.2 million revenue increase from the addition of 36 new stores over the past two years.  Same store sales decreased $13.4 million, or 6.8%, compared to a 3.5% decrease in 2006.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Supplies and other sales increased $4.5 million, including $0.8 million recorded during the period relating to the recognition of estimated gift card breakage.  Prior to third quarter of 2007 the Company had not recorded any unredeemed gift card sales into revenue.  In the third quarter the Company changed the state of jurisdiction where gift cards will be administered and commenced accounting for estimated breakage of gift cards under the “redemption rate method.”  In addition, installation and service fees increased $1.3 million, and product extended warranty sales increased $1.0 million.  These increases were partially offset by a $0.3 million decrease in mail order revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $352.0 million in 2007, an increase of $31.3 million or 9.8% from 2006.

Membership services costs and expenses increased by $7.4 million or 8.5% to $94.8 million for 2007.  This increase was attributable to $5.1 million of additional costs associated with increased extended vehicle warranty program revenue, including incremental marketing and overhead costs associated with the expansion of our of Good Sam authorized dealer network, $0.9 million of additional emergency road service costs attributable to increased enrollment, $0.9 million of net additional membership services costs associated with increased membership in the Camping World President’s Club and Camp Club USA, partially offset by reduced membership in the Coast Club and the Golf Card Club, $0.7 million of additional dealer program marketing costs, and $0.7 million of additional program costs associated with increased marketing fee revenue from health and life insurance products.  These increases were partially offset by $0.9 million of reduced costs resulting from the elimination of the RV Today television program.

Publication costs and expenses of $62.3 million for 2007 increased $4.0 million or 6.8% compared to 2006.  This increase was attributable to $2.7 million of incremental costs from the recently acquired Affinity Guest Services Group, $1.6 million of costs associated with the recently acquired consumer shows, $0.7 million of additional costs associated with increased annual directory revenue, and $0.3 million of additional advertising expenses for the RV magazine group.  These increases were partially offset by a $0.7 million reduction in costs related to the elimination of Cruising Rider magazine, reduced campground atlas costs of $0.3 million resulting from reduced sales, and reduced costs of $0.3 million associated with fewer issues of Snow Week magazine.

Retail costs applicable to revenues increased $19.9 million or 11.4% to $194.9 million primarily due to the opening of 36 new stores over the past two years.  The retail gross profit increased by $11.4 million, but the gross margin as a percent of revenues decreased from 39.7% in 2006 to 39.4% in 2007 due primarily to a shift in product mix to relatively lower margin products and margin compression caused by a combination of competitive pricing and increased product costs.

Operating Expenses

Selling, general and administrative expenses of $145.6 million for 2007 increased $12.4 million or 9.3% over 2006.  This increase was largely attributable to an increase in retail selling and general and administrative expenses of approximately $10.8 million consisting of increases in selling, labor and real property expenses primarily due to new store openings and other marketing programs, $1.0 million of costs associated with the recently acquired consumer shows, $0.9 million of arbitration expenses in connection with our asserted claim to a right of first refusal in connection with the sale of the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and a $0.4 million increase in other general and administrative expenses.  These increases were partially offset by a $0.7 million reduction in deferred executive compensation.

Depreciation and amortization expenses of $19.5 million were $0.3 million higher than in 2006 due primarily to increased amortization of intangible assets associated with the recent acquisitions and depreciation associated with new stores.

Income from Operations

Income from operations of $45.1 million for 2007 increased $3.7 million or 9.0% compared to 2006.  This increase was attributable to increased gross profit in the retail and membership services operations of $11.4 million and $5.1 million, respectively, partially offset by increased operating expenses of $12.6 million and reduced gross profit for publications operations of $0.2 million.

Non-Operating Items

Net non-operating items for 2007 were $37.2 million, a $0.8 million increase from 2006.  This increase was primarily attributable to a $0.5 million decrease in interest income, a $0.2 million increase in interest expense in 2007 resulting from increased debt, and a $0.1 million loss on sale of equipment.

Income before Income Taxes

Income before income taxes for 2007 was $7.9 million, or 58.3% more than 2006.  This $2.9 million increase from the prior year was attributable to the $3.7 million increase in income from operations mentioned above, partially offset by and an $0.8 million increase in non-operating items.

Income Tax Expense

The Company recorded $1.6 million of income tax expense for 2007, compared to a $22.3 million income tax expense for 2006.  This expense decrease was primarily due to AGHC’s S corporation change of tax status election effective for the second quarter of 2006, which included AGI and all of its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.  Further, the company increased its valuation allowance by $2.7 million for 2007 as it was determined that it is more likely that the Company would have insufficient taxable income in the current, carryback, or carryforward periods under the tax laws to realize the future tax benefit of its deferred tax assets.

Net Income (Loss)

Net income for 2007 was $6.3 million compared to a net loss of $17.3 million for 2006 mainly due to the reasons discussed above.

Segment Profit

Segment profit of $59.9 million for 2007 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) increased by approximately $5.5 million, or 10.0%, from 2006.

Membership services segment profit of $50.5 million in 2007 increased by $5.8 million, or 13.0% from 2006.  This increase was primarily attributable to a $3.9 million increase in profit associated with increased enrollment and increased interest income for the ERS programs, a $1.3 million increase in profit in the extended vehicle warranty program and a $0.6 million increase in profit from Camp Club USA.

Publication segment profit for 2007 of $17.5 million decreased by $2.3 million, or 11.8% from $19.8 million in 2006.  The decrease in gross profit margin was primarily due to reduced profit related to the consumer shows of $1.0 million primarily related to increased amortization expense, reduced gross profit from the RV-related titles of $1.0 million and $0.3 million of additional new product development costs and overhead.

Retail segment loss for 2007 of $8.1 million decreased by $2.0 million from 2006.  This reduced segment loss resulted primarily from a $14.2 million increase in gross profit and a $0.5 million decrease in depreciation and amortization expense partially offset by a $10.8 million increase in selling, general and administrative expenses primarily related to the increase in new stores, a $1.7 million increase in net interest expense and a $0.2 million loss on sale of equipment.

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

Liquidity and Capital Resources

We have historically operated with a working capital deficit.  The working capital deficit as of December 31, 2007 and 2006 was $17.0 million and $34.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $65.9 million and $62.9 million as of December 31, 2007 and 2006, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.  The primary reason for the fluctuation in working capital is an increase in inventory balances related to new store openings.  We generated net cash from operations of $13.4 million and $47.1 million, in 2007 and 2006, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2007, in thousands.  The table below includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2007 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt	$531,284	$40,097	$160,400	$50,989	$26,161	$253,637	$—
Operating lease obligations	191,449	18,289	17,236	16,596	15,248	13,722	110,358
Deferred compensation	3,487	1,757	1,380	117	117	116	—
Other commercial commitments
Letters of credit	6,686	6,186	500	—	—	—	—

Grand total	$732,906	$66,329	$179,516	$67,702	$41,526	$267,475	$110,358

On June 24, 2003, our wholly-owned subsidiary, Affinity Group, Inc. (“AGI”) entered into the Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  As of December 31, 2007, $128.6 million was outstanding under the Term Loans.  No borrowings were outstanding on the revolving credit facility as of December 31, 2007.  Reborrowings under the Term Loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of December 31, 2007, the average interest rate on the Term Loans was 7.57%, and permitted borrowings under the undrawn revolving facility were $28.3 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the Term Loans are $0.4 million.  The revolving credit facility and the Term Loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of December 31, 2007, we had letters of credit in the aggregate amount of $6.7 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.  Further the AGI Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2007, the Company has no excess cash flow as defined.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the year ended December 31, 2007, AGHI has distributed $5.8 million in the form of a dividend to AGHC in excess of the Company’s tax obligations.

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Subordinated Notes”).  The Company completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004.  On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  AGI purchased $29.9 million of the AGI Senior Subordinated Notes at various times from June 2006 through August 2006 with its available cash.  On February 27, 2007, the Company amended the AGI Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the Senior Subordinated Notes may be used for acquisitions or repay revolving credit loans. On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of December 31, 2007, $152.4 million of AGI Senior Subordinated Notes remained outstanding.

The AGI Senior Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2007.

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

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  In 2005, CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads.

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

On October 15, 2007, the AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (4.96% percent at December 31, 2007 based upon the October 31, 2007 reset date) and make periodic payments at a fixed rate of 5.135% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception. AGI entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  The fair value of this swap is included in other accrued liabilities and was $4.7 million as of December 31, 2007.

On April 16, 2007, the Company entered into a stock purchase agreement with FreedomRoads Holding Company, LLC (“FreedomRoads”), an entity under common ownership with the Company’s ultimate parent corporation, pursuant to which the Company agreed, subject to satisfaction of certain conditions, to sell all of the outstanding stock of its wholly-owned subsidiary Camping World, Inc. (“Camping World”) to FreedomRoads for $175.8 million subject to certain adjustments. The transactions contemplated by the purchase agreement were not consummated within the time periods contemplated by the purchase agreement because the uncertainty in the capital markets prevented FreedomRoads from achieving a desirable capital structure to effect the acquisition.  Although Freedom Roads and the Company may enter into a new purchase agreement on substantially the same terms if the capital markets become more favorable, no assurance can be provided that the appropriate financing will be obtained or such new agreement made.

During 2007, we incurred $0.4 million of deferred executive compensation expense under our phantom stock agreements and made payments of $3.2 million on mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $1.8 million are scheduled to be made during 2008.

Capital expenditures for 2007 totaled $19.7 million compared to capital expenditures of $15.2 million in 2006.  Capital expenditures are anticipated to be approximately $14.2 million for 2008, primarily for 6 new Camping World stores and equipment, software enhancements, information technology upgrades, existing store upgrades, and a retail supply chain execution project.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2007.

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 6 years, 4 years, 15 years and 7 years, respectively.

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

Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed as of December 31, 2007.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At December 31, 2007, accumulated other comprehensive loss was $4.7 million.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Restructuring

In 2006, we recorded reserves in connection with the restructuring program primarily within our membership segment.  These reserves included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  We do not anticipate significant changes.

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

Interest Rate Sensitivity Analysis

At December 31, 2007, we had debt totaling $397.0 million, comprised of $28.6 million of variable rate debt, and $368.4 million of fixed rate debt, comprised of $100.0 million of debt fixed through the interest rate swap agreement, $152.4 million of Senior Notes, $109.8 million of AGHI Notes and $6.2 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.3 million.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company many elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact adoption of SFAS 159 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of the Statement for any acquisition after the adoption date.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current period earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term deferred tax liabilities to other long-term liabilities.  There would be no affect on the effective tax rate if the unrecognized tax benefits were recognized.  The Company did not have any material increases in unrecognized tax benefits in the current period and does not anticipate any material increases over the next twelve months.

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2007	$14,184
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	206
Unrecognized tax benefits at December 31, 2007	$14,390

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.9 million related to unrecognized tax benefits during 2007 and in total, as of December 31, 2007, the Company recorded a total liability for penalties and interest of $1.6 million, which was included in other long-term liabilities.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2005.

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

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business- General,” “Business- Competitive Strengths,” “Business- Our Strategy,” “Business- RV Industry,” “Business- Membership Clubs,” “Business- Membership Products and Services,” “Business- Publications,” “Business- Retail,” “Business- Marketing,” “Business- Operations,” “Business- Information Support Services,” “Business- Regulation,” “Business- Competition,” “Risk Factors,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of our operations of are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes, changes in interest rates, availability of debt financing in capital markets and competition, many of which are outside our control, any one of which, or a combination of which, could materially affect the results of our operations and whether the forward looking statements made by us ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements, the notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Affinity Group Holding, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group Holding, Inc. and its subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group Holding, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 4, 2008
Woodland Hills, California

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,566	$15,238
Accounts receivable, less allowance for doubtful accounts of $1,473 in 2007 and $1,193 in 2006	33,330	27,199
Inventories	64,209	52,703
Prepaid expenses and other assets	14,431	13,006
Deferred tax assets, net	3,922	3,203
Total current assets	124,458	111,349

PROPERTY AND EQUIPMENT, net	44,307	34,765
INVESTMENT IN AFFILIATE	81,005	81,005
NOTE FROM AFFILIATE	4,650	4,688
INTANGIBLE ASSETS, net	25,836	32,957
GOODWILL	144,429	144,429
OTHER ASSETS	1,979	1,704
Total assets	$426,664	$410,897

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,171	$32,577
Accrued interest	6,700	5,936
Accrued income taxes	1,189	1,736
Accrued liabilities	36,123	35,687
Deferred revenues and gains	65,855	62,906
Current portion of long-term debt	4,406	7,271
Total current liabilities	141,444	146,113

DEFERRED REVENUES AND GAINS	38,535	37,183
LONG-TERM DEBT, net of current portion	392,553	381,510
DEFERRED TAX LIABILITY	2,702	15,724
OTHER LONG-TERM LIABILITIES	22,704	3,386
	597,938	583,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	5,861	—
Accumulated deficit	(172,431)	(173,020)
Accumulated other comprehensive loss	(4,705)	—
Total stockholders’ deficit	(171,274)	(173,019)
Total liabilities and stockholders’ deficit	$426,664	$410,897

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS)

	2007	2006	2005

REVENUES:
Membership services	$149,937	$137,394	$133,756
Publications	90,537	86,742	79,122
Retail	321,730	290,422	272,682
	562,204	514,558	485,560

COSTS APPLICABLE TO REVENUES:
Membership services	94,840	87,407	85,551
Publications	62,258	58,302	53,855
Retail	194,940	175,015	162,363
	352,038	320,724	301,769

GROSS PROFIT	210,166	193,834	183,791

OPERATING EXPENSES:
Selling, general and administrative	145,619	133,193	121,353
Restructuring charge	—	93	—
Goodwill impairment	—	—	4,344
Depreciation and amortization	19,453	19,162	15,919
	165,072	152,448	141,616

INCOME FROM OPERATIONS	45,094	41,386	42,175

NON-OPERATING ITEMS:
Interest income	592	1,115	1,061
Interest expense	(36,840)	(36,670)	(33,301)
Debt extinguishment expense	(775)	(835)	—
Other non-operating income (expense), net	(149)	9	(5)
	(37,172)	(36,381)	(32,245)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	7,922	5,005	9,930

INCOME TAX EXPENSE	(1,583)	(22,268)	(4,291)

NET INCOME (LOSS)	$6,339	$(17,263)	$5,639

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCES AT JANUARY 1, 2005	100	$1	$—	$(158,109)	$—	$(158,108)

Net income	—	—	—	5,639	—	5,639
BALANCES AT DECEMBER 31, 2005	100	1	—	(152,470)	—	(152,469)

Dividends	—	—	—	(3,287)	—	(3,287)
Net loss	—	—	—	(17,263)	—	(17,263)
BALANCES AT DECEMBER 31, 2006	100	1	—	(173,020)	—	(173,019)

Dividends	—	—	—	(5,750)	—	(5,750)
Contribution	—	—	5,861	—		5,861

Unrealized loss on interest rate swap		—	—		(4,705)	(4,705)
Net income	—	—	—	6,339	—	6,339
Total comprehensive income						1,634

BALANCES AT DECEMBER 31, 2007	100	$1	$5,861	$(172,431)	$(4,705)	$(171,274)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (IN THOUSANDS)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,339	$(17,263)	$5,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision (benefit)	443	22,136	(2,677)
Depreciation	9,933	10,333	9,194
Amortization	9,520	8,829	6,725
Goodwill impairment	—	—	4,344
Provision for losses on accounts receivable	1,373	745	521
Deferred compensation	350	1,070	2,200
Loss (gain) on sale of property and equipment	150	(16)	(2)
Loss on early extinguishment of debt	775	835	—
Non-cash interest on AGHI Notes	5,785	10,690	7,507
Accretion of original issue discount	375	272	152
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(7,504)	(1,436)	(2,765)
Inventories	(11,506)	(5,664)	(4,475)
Prepaid expenses and other assets	(1,418)	(1,489)	442
Accounts payable	(5,406)	19,894	(3,828)
Accrued and other liabilities	732	(1,422)	(3,456)
Deferred revenues and gains	3,495	(460)	(2,454)
Net cash provided by operating activities	13,436	47,054	17,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,708)	(15,245)	(11,371)
Net proceeds from sale of property and equipment	180	126	33
Change in intangible assets	(2)	—	(45)
Investment in affiliate	—	—	(81,005)
Cash paid on loans to affiliate	38	34	30
Acquisitions, net of cash received	(304)	(2,868)	(3,620)
Net cash used in investing activities	(19,796)	(17,953)	(95,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution	5,861	—	—
Dividends paid	(5,750)	(3,287)	—
Borrowings on long-term debt	64,300	—	85,005
Payment of debt issue costs	(291)	(12)	(3,806)
Principal payments of long-term debt	(64,432)	(35,625)	(1,791)
Net cash provided by (used in) financing activities	(312)	(38,924)	79,408

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,672)	(9,823)	497

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,238	25,061	24,564

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,566	$15,238	$25,061

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”).  AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation.  In November 2007, AGHC formed a holding company, AGI Intermediate Holdco, LLC (“AGII”), at which time AGHC contributed 100% of the outstanding shares of common stock of AGHI to AGII.

Description of the Business – The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 77 retail outlets and a mail order business selling RV accessories, supplies and services through its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  The stores are located throughout the United States.  The Company also publishes magazines, directories and books.

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

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets – Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3).  The finite-lived intangible assets consisting of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements, and deferred financing costs have weighted average useful lives of approximately 6 years, 4 years, 15 years and 7 years, respectively.

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

Long-term Debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $383.7 million as of December 31, 2007.

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

Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2007 and 2006, $7.0 million and $6.0 million of advertising expenses have been capitalized as direct-response advertising, of which $4.4 million and $3.5 million, respectively, were reported as assets and $2.6 million and 2.5 million, respectively, were reported net of related deferred revenue.  Advertising expenses for 2007, 2006 and 2005 were $39.1 million, $32.8 million, and $27.4 million, respectively.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At December 31, 2007, accumulated other comprehensive loss was $4.7 million.

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments – The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a “swap”), to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction.  The Company measures effectiveness of the swap at each quarter end using the Hypothetical Derivative Method.  Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the anticipated debt issuance.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap lock, as defined in the accounting literature.  Once a swap is settled, the effective portion is amortized over the estimated life of the hedge item.

The Company utilizes derivative financial instruments to manage its exposure to interest rate risks.  The Company does not enter into derivative financial instruments for trading purposes.

Income Taxes – The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect.  When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

In the second quarter of 2006, AGHC received approval from the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”) to be effective as of January 1, 2006.  The election for change in tax status to an S corporation included AGHC and all of its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  Pursuant to SFAS No. 109, “Accounting for Income Taxes”, a change in tax status resulting from an S

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status.  Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status.

Major Customers – Included in the Membership Services Segment is revenue in the amount of $19.9 million, $20.3 million, and $20.0 million, for the years 2007, 2006 and 2005, respectively, which was received under contracts from one customer of the Company.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company many elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact adoption of SFAS 159 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS 141(R) in the first quarter of fiscal 2009 and apply the provisions of the Statement for any acquisition after the adoption date.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current period earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

deferred tax liabilities to other long-term liabilities.  There would be no affect on the effective tax rate if the unrecognized tax benefits were recognized.  The Company did not have any material increases in unrecognized tax benefits in the current period and does not anticipate any material increases over the next twelve months.

2.                                       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006

Land	$477	$477
Building and improvements	16,100	12,134
Furniture and equipment	61,950	51,479
Software	25,402	20,538
Systems development and construction in progress	5,930	6,180
	109,859	90,808
Less: accumulated depreciation and amortization	(65,552)	(56,043)
	$44,307	$34,765

3.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2007 or 2006.

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2006	$49,944	$46,884	$47,601	$144,429
Impairment	—	—	—	—
Balance as of December 31, 2006	49,944	46,884	47,601	144,429
Impairment	—	—	—	—
Balance as of December 31, 2007	$49,944	$46,884	$47,601	$144,429

3.        GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

	2007
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$31,466	$(16,705)	$14,761
Resort and golf course participation agreements	13,410	(13,383)	27
Non-compete and deferred consulting agreements	18,830	(13,885)	4,945
Deferred financing costs	13,956	(7,853)	6,103
	$77,662	$(51,826)	$25,836

	2006
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$28,961	$(11,561)	$17,400
Resort and golf course participation agreements	13,465	(12,503)	962
Non-compete and deferred consulting agreements	18,830	(12,667)	6,163
Deferred financing costs	14,311	(5,879)	8,432
	$75,567	$(42,610)	$32,957

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2007 is as follows (in thousands):

2008	$7,762
2009	6,275
2010	5,123
2011	4,605
2012	2,034
Thereafter	37
Total	$25,836

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

The Company performed its annual impairment test of its goodwill and intangible assets during the fourth quarter of 2007.  Based on this test, the Company concluded that no impairment existed as of December 31, 2007.

3.        GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

In February 2006, AGI Productions, Inc. acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million.  The acquisition price was allocated primarily to membership and customer lists.  In August 2006, the Company’s subsidiary TL Enterprises, Inc. acquired the consumer park guides and related assets of American Guide Services, Inc. for $1.0 million.  The acquisition price was allocated primarily to membership and customer lists.  In September 2006, AGI Productions, Inc. acquired the consumer shows and related assets of Apple Rock Advertising and Promotions, Inc. for $1.5 million.  In January 2007, AGI Productions, Inc. acquired a consumer show from MAC Events, Inc. for $0.5 million.  As part of the purchase, the Company assumed $0.3 million of liabilities.  In February 2007, AGI Productions, Inc. acquired consumer shows from Industrial Exposition Inc. for $1.9 million.  As part of the purchase, the Company issued $1.5 million of debt and assumed $0.6 million of liabilities.  The cost of the acquisitions were allocated primarily to membership and customer lists.

The total costs of the acquisitions have been allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with SFAS No. 141, “Business Combinations.”  The allocations of the purchase price to assets and liabilities include various finite-lived assets and no additional goodwill.  The results of operations for each respective acquisition have been included in the Company’s results of operations from the date of the acquisitions.

4.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2007	2006

Compensation and benefits	$14,511	$15,341
Other accruals	21,612	20,346
	$36,123	$35,687

5.                             LONG-TERM DEBT

                                      The following reflects outstanding long-term debt as of December 31 (in thousands):

	2007	2006

AGI Senior Credit Facility: Term Loans	$128,605	$108,475
AGI 9% Senior Subordinated Notes due 2012	152,399	170,094
AGHI 10 7/8% Notes due 2012	105,390	99,457
Accrued interest on AGHI 10 7/8% Notes	4,396	4,169
Other long-term obligations	6,169	6,586
	396,959	388,781
Less: current portion	(4,406)	(7,271)
	$392,553	$381,510

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  The funds available under the revolving credit line of the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million

5.      LONG-TERM DEBT (continued)

may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  Further, the AGI Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2007, the Company had no excess cash flow, as defined.  The Senior Credit Facility is secured by substantially all the assets and a pledge of the stock of AGI.

On March 3, 2006, AGI amended the AGI Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the year ended December 31, 2007, AGHI has distributed $5.8 million cash in the form of a dividend to AGHC in excess of the Company’s tax obligations.  Further, AGI amended the AGI Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World, Inc. and FreedomRoads Holding LLC and its subsidiaries, (collectively “FreedomRoads”) an affiliate of the Company.

On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  During 2006, AGI purchased $29.9 million of the Senior Subordinated Notes.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.

On March 8, 2007, AGI purchased $17.7 million of the Senior Subordinated Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million incremental loan was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  AGI also incurred an $0.8 million debt extinguishment charge representing the pro rata unamortized deferred finance costs associated with the prepayment of the Senior Subordinated Notes.  As of December 31, 2007, $152.4 million of Senior Subordinated Notes remain outstanding.

On February 27, 2007, AGI amended its AGI Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the Senior Subordinated Notes may be used for acquisitions or repay revolving credit loans.

As of December 31, 2007, $128.6 million was outstanding under the Term Loans and the average interest rate on the Term Loans was 7.57%.  As of December 31, 2007 permitted borrowings under the undrawn revolving line were $28.3 million.  The Company had commercial and standby letters of credit in the aggregate amount of $6.7 million outstanding as of

5.      LONG-TERM DEBT (continued)

December 31, 2007.  The aggregate quarterly scheduled payments on the Term Loans are $0.4 million.  The revolving credit facility and the Term Loans mature on June 24, 2009.

On October 15, 2007, the AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (4.96% percent at December 31, 2007 based upon the October 31, 2007 reset date) and make periodic payments at a fixed rate of 5.135% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception. AGI entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  The fair value of this swap is included in other accrued liabilities and was $4.7 million as of December 31, 2007.

On February 18, 2004, the AGI issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  Interest is payable on the AGI Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the AGI Senior Notes mature on February 15, 2012.

On March 24, 2005 in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of the Company, and AGI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The Company made the interest payments due August 15, 2005, February 15, 2006, August 15, 2006, and February 15, 2007 through the issuance of additional notes.  The Company paid the interest on the notes due August 15, 2007 from proceeds of a $5.9 million contribution made by the Company’s parent, AGHC.  The AGHI Notes cannot be redeemed prior to February 15, 2008.  If the source of the cash payment of the AGHI Notes is dividends from its subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the indenture governing the terms of the AGI Senior Notes (the “AGI Indenture”).  The Company expects to issue additional notes of the same tenor as the AGHI Notes on February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.  After February 15, 2008, the Company must rely on dividends from AGI to fund the interest payments due under the AGHI Notes.

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  In 2005, CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not

5.      LONG-TERM DEBT (continued)

restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads, a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 98.2% of the outstanding capital stock of AGHC and indirectly AGHI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests ofFreedomRoads or a sale of substantially all of the assets of  FreedomRoads.  According to the terms of the preferred membership interest, FreedomRoads cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of  FreedomRoads and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads’ net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads.  The preferred membership interest FreedomRoads is being carried at cost and is reviewed periodically for impairment.

On March 6, 2006, Camping World entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of AGHI.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  There are no capital requirements or sharing of income and expenses.

The AGI Senior Credit Facility, the AGI Indenture and the indenture governing our AGHI Notes contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2007.

5.      LONG-TERM DEBT (continued)

The aggregate future maturities of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$4,406
2009	129,392
2010	24,876
2011	82
2012	238,203
Total	$396,959

6.                             INCOME TAXES

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2007	2006	2005
Current:
Federal	$—	$—	$6,122
State	16	12	846
Deferred
Federal	1,443	19,549	(2,352)
State	124	2,707	(325)
Income tax expense	$1,583	$22,268	$4,291

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2007	2006	2005

Income taxes computed at federal statutory rate	$(992)	$(2,830)	$3,475
State income taxes - net of federal benefit	(85)	(243)	299
Other differences:
Deferred taxes upon change in tax status	—	23,097	—
Goodwill written off	—	—	1,651
Increase (decrease) of valuation allowance	2,724	2,459	(964)
Other	(64)	(215)	(170)
Income tax expense	$1,583	$22,268	$4,291

6.                             INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2007	2006
Deferred tax liabilities:
Management incentive	$(3,349)	$(3,349)
Accelerated depreciation	(1,251)	(7,181)
Prepaid expenses	(313)	(254)
Basis difference on building and land	—	(8,861)
Other	(790)	(662)
	(5,703)	(20,307)

Deferred tax assets:
Gift cards	799	—
Deferred revenues	148	630
Accrual for employee benefits and severance	615	1,033
Accrual for deferred phantom stock compensation	59	59
Net operating loss carryforward	4,569	2,459
Claims reserves	1,250	1,649
Intangible assets	216	225
Deferred book gain	2,521	2,652
Other reserves	1,929	1,538
	12,106	10,245

Valuation allowance	(5,183)	(2,459)

Net deferred tax (liabilities) assets	$1,220	$(12,521)

Effective January 1, 2006, the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  At December 31, 2007, Camping World, Inc. and its subsidiaries had a net operating loss carryforward of approximately $12.0 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire between 2026 and 2027.  The valuation allowance for deferred taxes was increased by $2.7 million as it was determined that the Company would have insufficient taxable income in the current, or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current year earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term deferred tax liabilities to other long-term liabilities.

6.                           INCOME TAXES (continued)

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2007	$14,184
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	206
Unrecognized tax benefits at December 31, 2007	$14,390

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.9 million related to unrecognized tax benefits during 2007 and in total, as of December 31, 2007, the liability for penalties and interest was $1.6 million.  This amount was included in other long-term liabilities.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

7.        COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2007 are as follows (in thousands):

	Third Party	Related Party	Total
2008	$10,277	$8,012	$18,289
2009	9,239	7,997	17,236
2010	8,542	8,054	16,596
2011	7,193	8,055	15,248
2012	5,667	8,055	13,722
Thereafter	36,571	73,787	110,358
Total	$77,489	$113,960	$191,449

During 2007, 2006 and 2005, respectively, approximately $17.9 million, $14.6 million, and $13.1 million of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases.”  Land and buildings with a net book value totaling $45.8 million have been removed

7.        COMMITMENTS, CONTINGENCIES (continued)

from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.  As of December 31, 2007, $9.4 million gain remains and will be recognized over the future lease terms.

Litigation — From time to time, the Company is involved in litigation arising in the normal course of business operations.  The Company does not believe it is involved in any litigation that will have a material adverse effect on its results of operations or financial position.

Employment Agreements — The Company has employment agreements with certain officers.  The agreements include, among other things, an annual bonus based on earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date or three weeks of severance pay for every year of continuous employment, whichever is greater.

8.        RELATED-PARTY TRANSACTIONS

In conjunction with the sale of real estate properties to an affiliate on December 5, 2001, (see Note 7), the Company accepted $4.8 million of the purchase price in the form of a ten-year balloon note receivable yielding 11% per annum, with monthly payments of approximately $46,000.  Such amount is included in Note from Affiliate on the accompanying balance sheet.

Certain directors of the Company are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases.  For the years ended December 31, 2007, 2006 and 2005, payments under these leases were approximately $4.1 million, $4.3 million, and $6.7 million, respectively.  Future commitments under these leases total approximately $81.4 million.  The leases expire at various dates from December 2020 through July 2029, subject to the Company’s right to exercise renewal options.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has established 45 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2007, the Company leased 35 properties from FreedomRoads, sub-leased seven properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under three leases.  Total payments by the Company to Freedom Roads under these leased properties for 2007 and 2006 were approximately $3.7 million and $1.7 million, respectively, and future commitments under these leases total approximately $30.3 million.  The leases expire at various dates from August 2013 through May 2017.  For 2007 and 2006, lease payments received from FreedomRoads for the seven subleased properties were approximately $0.9 million and $1.0 million, respectively, and future payments to be received under these subleases total approximately $4.5 million.  The Company paid FreedomRoads approximately $9.4 million in 2007 and FreedomRoads paid the Company approximately $17.5 million, $5.5 million and $3.2 million in 2007, 2006 and 2005, respectively, under the product marketing and sales agreements.  The outstanding accounts receivable balance to FreedomRoads was $3.7 million at December 31, 2007.

8.        RELATED-PARTY TRANSACTIONS (continued)

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2007, 2006 and 2005 KSK received $257,000 million, $198,000 and $917,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors, is a director of that company.  During 2007 and 2006, PA received $86,000 and $37,000 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors, is a partner of that company.  During 2007, FSA received $13,000 in fees from the Company.

9.                         STATEMENTS OF CASH FLOWS

             Supplemental disclosures of cash flow information for December 31 (in thousands):

	2007	2006	2005
Cash paid (received) during the year for:
Interest	$29,916	$26,669	$25,602
Income taxes	(195)	(1,138)	9,633

The Company entered into the following non-cash investing and financing transactions:

2007:

In January 2007, the Company assumed $0.3 million of liabilities in connection with the acquisition of the Madison Boat Show from MAC Events, LLC.

In February 2007, the Company assumed $0.6 million of liabilities and issued $1.5 million of debt in connection with the acquisition of five RV and Sportsman Shows from Industrial Expositions, Inc.

In December 2007, the Company recorded the fair value of the interest rate swap in Other Long-Term Liabilities of $4.7 million and through Other Comprehensive Loss.

2006:

In February 2006, the Company assumed $1.0 million of liabilities and issued $0.4 million of debt in the acquisition of Plus Events consumer shows and related assets of H & S Productions, LLC.

In August 2006, the Company assumed $0.3 million of liabilities and issued $0.1 million of debt in the acquisition of the publishing assets of American Guide Services, Inc.

In September 2006, the Company assumed $0.4 million of liabilities and issued $0.5 million of debt in the asset acquisition of four North Carolina RV shows from Apple Rock Advertising and Promotions, Inc.

9.                         STATEMENTS OF CASH FLOWS (continued)

2005:

In May 2005, the Company assumed $0.5 million of liabilities and issued $1.5 million of debt in the acquisition of the Powerboat magazine title and related assets from Nordskog Publishing, Inc.

In December 2005, the Company assumed $1.8 million of liabilities and issued $6.0 million of debt in the acquisition from Royal Productions, Inc.

10.      BENEFIT PLAN

The Company’s total contribution to a deferred savings and profit sharing plan (the “401(k) Plan”) totaled approximately $1.7 million, $1.9 million, and $1.7 million for 2007, 2006, and 2005, respectively.

Affinity Group, Inc.

The Company sponsors a 401(k) Plan qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2007, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions). The Company’s contributions to the plan totaled approximately $0.9 million for 2007.

Camping World, Inc.

Beginning January 1, 2007 Camping World elected to no longer participate in the Affinity Group 401(k) Plan and began participating in the Freedom Roads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2007, the matching contribution schedule is 50% up to the first 6% of eligible compensation.  Company matching contributions follow a six (6) year graded vesting schedule.  Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company’s contributions to the plan totaled approximately $0.8 million in 2007.

11.      DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company, and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2008, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation expense of $0.4 million, $1.1 million, and $2.2 million for 2007, 2006, and 2005, respectively.

12.         SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Publications segment operates 36 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2007
Revenues from external customers	$149,937	$90,537	$321,730	$562,204
Gain (loss) on sale of property and equipment	—	5	(216)	(211)
Interest income	9,521	—	84	9,605
Interest expense	—	258	15,402	15,660
Depreciation and amortization	3,620	5,124	7,754	16,498
Segment profit (loss)	50,491	17,497	(8,136)	59,852
Segment assets	203,836	89,074	249,174	542,084
Expenditures for segment assets	2,744	1,244	15,650	19,638

YEAR ENDED DECEMBER 31, 2006
Revenues from external customers	$137,394	$86,742	$290,422	$514,558
Gain on sale of property and equipment	—	5	11	16
Interest income	6,485	—	6	6,491
Interest expense	—	329	13,709	14,038
Depreciation and amortization	3,658	4,365	8,217	16,240
Segment profit (loss)	44,695	19,837	(10,128)	54,404
Segment assets	167,837	87,122	225,680	480,639
Expenditures for segment assets	2,263	1,171	11,309	14,743

YEAR ENDED DECEMBER 31, 2005
Revenues from external customers	$133,756	$79,122	$272,682	$485,560
Gain (loss) on sale of property and equipment	—	(5)	7	2
Interest income	5,000	—	14	5,014
Interest expense	—	273	10,375	10,648
Depreciation and amortization	3,546	2,401	7,085	13,032
Segment profit	37,685	19,894	660	58,239
Segment assets	162,562	89,104	207,736	459,402
Expenditures for segment assets	2,241	849	8,005	11,095

12.         SEGMENT INFORMATION (continued)

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Gain on Sale of Property and Equipment
Total gain on sale for reportable segments	$(211)	$16	$2
Other non-allocated gain	61	—	—
Total gain on sale of property and equipment	$(150)	$16	$2

Interest Income
Total interest income for reportable segments	$9,605	$6,491	$5,014
Elimination of intersegment interest income	(9,521)	(6,485)	(4,994)
Other non-allocated interest income	508	1,109	1,041
Total interest income	$592	$1,115	$1,061

Interest Expense
Total interest expense for reportable segments	$15,660	$14,038	$10,648
Elimination of intersegment interest expense	(15,026)	(13,525)	(10,534)
Other non-allocated interest expense	36,206	36,157	33,187
Total interest expense	$36,840	$36,670	$33,301

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$16,498	$16,240	$13,032
Unallocated depreciation and amortization expense	2,955	2,922	2,887
Total consolidated depreciation and amortization	$19,453	$19,162	$15,919

Income From Operations Before Taxes
Total profit for reportable segments	$59,852	$54,404	$58,239
Unallocated depreciation and amortization expense	(2,955)	(2,922)	(2,887)
Unallocated G & A expense	(17,113)	(17,541)	(18,816)
Unallocated interest expense, net	(35,698)	(35,048)	(32,146)
Unallocated gain on sale of property and equipment	61	—	—
Unallocated debt restructure expense	(775)	(835)	—
Unallocated restructuring charge	—	(93)	—
Unallocated arbitration expense	(955)	—	—
Elimination of intersegment interest expense, net	5,505	7,040	5,540
Income from operations before income taxes	$7,922	$5,005	$9,930

Assets
Total assets for reportable segments	$542,084	$480,639	$459,402
Capitalized finance costs not allocated to segments	7,489	10,836	12,720
Corporate unallocated assets	3,544	6,596	16,659
Elimination of intersegment receivable	(126,453)	(87,174)	(69,886)
Consolidated total assets	$426,664	$410,897	$418,895

Capital Expenditures
Total expenditures for assets for reportable segments	$19,638	$14,743	$11,095
Other asset expenditures	70	502	276
Total capital expenditures	$19,708	$15,245	$11,371

13.         SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenue	$127,807	$153,864	$146,428	$134,105
Gross profit	48,527	57,234	53,505	50,900
Net income (loss)	(532)	4,390	(3,840)	6,321

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenue	$116,870	$139,003	$130,040	$128,645
Gross profit	44,776	51,294	48,735	49,029
Net income (loss)	560	(20,335)	(1,041)	3,553

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Total revenue	$108,687	$133,212	$124,717	$118,944
Gross profit	42,671	50,575	44,627	45,918
Net income	1,677	3,534	122	306

14.         VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End
(in thousands)	of Period	Expenses	Deductions		of Period

Description:

Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$1,193	$1,373	$1,093	(a)	$1,473

Year ended December 31, 2006:
Allowance for doubtful accounts receivable	952	745	504	(a)	1,193

Year ended December 31, 2005:
Allowance for doubtful accounts receivable	810	521	379	(a)	952

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

This annual report does not include an audit report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Schneider	53	President, Chief Executive Officer and Director
Marcus Lemonis	34	Chief Executive Officer and President of Camping World, Inc.
Mark J. Boggess	52	Chief Operating Officer of Camping World, Inc.
Thomas F. Wolfe	46	Senior Vice President and Chief Financial Officer
Laura A. James	51	Senior Vice President/ Human Resources
Kenneth Marshall	48	President of E-Commerce of Camping World, Inc.
Brent Moody	46	Senior Vice President/ General Counsel and Business Development of Camping World, Inc.
Prabhuling Patel	61	Senior Vice President
Stephen Adams	70	Chairman of the Board of Directors
Andris A. Baltins	62	Director
David Frith-Smith	62	Director
J. Kevin Gleason	56	Director
George Pransky	67	Director

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

Marcus A. Lemonis was appointed President and Chief Executive Officer of Camping World, Inc. (“Camping World”) effective September 13, 2006.  Mr. Lemonis also currently serves and, since 2003, has served as Chief Executive Officer and President of FreedomRoads Holding Company LLC and its subsidiaries (“FreedomRoads”).  FreedomRoads operates RV dealerships across the United States (53 dealerships as of December 31, 2006) and is controlled by Mr. Adams.  From 2001 to 2003, Mr. Lemonis served as President, Chief Executive Officer and Chairman of the Board of Directors of Holiday RV Superstores, Inc.  Holiday RV Superstores, Inc. filed for bankruptcy on October 18, 2003.

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

Laura A. James became our Senior Vice President/Human Resources as of January 1, 2004.  Prior to that time, Ms. James served as Vice President/Human Resources since 1996.  From 1984 until her appointment as Vice President/Human Resources, Ms. James served in various management and staff positions at the Company.

Kenneth Marshall became President of E-Commerce of Camping World as of April 1, 2007.  Prior to that, he served as Executive Vice President of Finance and Information Technology, Vice President of Finance and Controller and Senior Vice President of Finance/Information Technology and Distribution since joining Camping World in 2002.  Prior to that time and since 2000, Mr. Marshall served as Chief Information Officer of Harwood International, a real estate development company in Dallas, Texas.  From 1995 to 2000, Mr. Marshall served as Chief Financial Officer/Chief Operating Officer and was a shareholder of Virtual Solutions, Inc., a technology consulting firm in Dallas, Texas.

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

Stephen Adams has been the Chairman of our Board of Directors since December 1988.  Mr. Adams is also chairman and 90% owner of FreedomRoads which operates RV dealerships (56 dealerships as of December 31, 2007) throughout the United States.  In addition, Mr. Adams is the chairman of the board of directors and the controlling shareholder of AOA.  Mr. Adams is also the chairman and 95% owner of ABH, which operates through its subsidiary, a national bank.

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

ITEM 11:  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during 2006 and 2007 as reported in the compensation tables and accompanying narrative sections appearing on pages 82 to 91 of this annual report on Form 10-K.

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

Driving Performance:  The Company seeks to significantly correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company.  Accordingly, base salary comprises only 15-20% of the total compensation opportunity for the President and Chief Executive Officer of the Company, Mr. Schneider, and the Chief Operating Officer of our Camping World subsidiary, Mr. Boggess, and 50-60% of the total compensation opportunity for the other Executive Officers.  The remaining balance of each Executive Officer’s total compensation opportunity is dependent upon short-term and long-term increases in Company financial performance and operating profit and is comprised of:

•                                In the case of Messrs. Schneider, Wolfe and Patel in 2006 and 2007, an annual incentive award that is based on an assigned percentage of income from operations in excess of $2.8 million, excluding depreciation, amortization, phantom stock expense and other non-recurring expenses;

•                                In the case of Mr. Marshall in 2006 and 2007, and Mr. Boggess in 2007, the annual discretionary incentive award was determined and valued by Mr. Lemonis; and

•                                A payout under their phantom stock agreement, the amount of which is dependent upon increases in the base value of the Company or Camping World, as appropriate, over a multiple-year period based on a formula related to cash flow, subject to certain adjustments.

The base salary and annual incentive awards are designed to reward Executive Officers for annual achievements, both individually and as a Company.  The phantom stock agreements are designed to drive long-term Company performance and value, and to retain the Executive Officer.

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

Determining Compensation

The Company relies upon its own judgment in designing the compensation opportunities provided to the Executive Officers.  Messrs. Schneider and Lemonis make recommendations to the Chairman of the Board of Directors regarding the appropriate levels of total compensation opportunities based upon their review of the individual performance and responsibilities of the Executive Officers under their supervision and the financial and operational performance of the Company or Camping World, as appropriate, as a whole.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Schneider and the phantom stock agreement opportunities for all of the Executive Officers.  The Chairman of the Board of Directors also provides Mr. Schneider and Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  Mr. Schneider ultimately determines the amount of compensation opportunities provided to Messrs. Wolfe and Patel within the scope of authority provided by the Chairman of the Board of Directors.  In addition, Mr. Lemonis ultimately determines the amount of compensation opportunities provided to Messrs. Boggess, and Marshall within the scope of authority provided by the Chairman of the Board of Directors.  The Chairman of the Board of Directors or the Chief Executive Officer of either the Company or Camping World, as the case may be, considers the annual and long-term financial performance of the Company or Camping World in determining the forms and amounts of compensation paid to each Executive Officer.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempts to achieve its goal of driving performance by making a significant portion, 80-85% of the total compensation opportunity provided to each of Messrs. Schneider and Boggess, and 40-50% of the total compensation opportunity provided to each of the other Executive Officers, dependent upon the Company’s annual and long-term performance and value.  A higher proportion of the compensation opportunity provided to each of Messrs. Schneider and Boggess, as compared to the other Executive Officers, is tied to Company performance because each is the leader of his respective business operations and thus is in a more unique position to influence the performance of the Company.  However, the Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company—both in the short and long-term.

The Company, which is a wholly-owned subsidiary of AGII, does not grant shares of Company stock or stock options to the Executive Officers.  The long-term incentive awards in the form of phantom stock agreements are intended to provide Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a company with publicly traded equity securities.

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  In 2006, the Company exercised its discretion and increased the amount of base salary paid to each of Mr. Marshall in recognition of increased duties assumed by each in connection with the joint marketing arrangement entered into between Camping World and FreedomRoads, which is described under Item 13 of this Annual Report on Form 10-K.  The Company provided nominal cost of living increases to Messrs. Wolfe, Marshall and Patel, but no increase for Messrs. Schneider and Boggess.

The amount of base salary paid to each of the Executive Officers for 2007 and 2006 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

The Company adopts an annual incentive award program applicable to its Executive Officers and other employees.

2007 – Non-Equity Incentive Awards:

For 2007, Messrs. Schneider and Wolfe received their annual incentive awards based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive award for Messrs. Schneider and Wolfe was based on 1.0% and 0.25%, respectively, of the Company’s income from operations excluding depreciation, amortization, phantom stock expense, other non-recurring expense, and the operations of Camping World, Inc. (the “2007 Value”).  The 2007 Value was $48.2 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  To the extent necessary after year-end, additional payments were made to each of Messrs. Schneider and Wolfe based upon this final measurement in order that the aggregate amount of incentive award paid correlates with his assigned percentage of actual Company performance during the year.  The Company takes a conservative position in estimating the pro rata amounts paid to Messrs. Schneider and Wolfe throughout the year in connection with the regular payroll cycle and, to date, has not made any downward adjustments in the amount of incentive award paid based upon the final performance review.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation table.

For 2007, Messrs. Boggess, Marshall and Patel participated in discretionary annual incentive award programs.  The annual incentive award for Messrs. Boggess and Marshall was based upon the review and evaluation of Mr. Lemonis.  In the fourth quarter of 2007, Mr. Lemonis determined that the amount of annual incentive awards payable to Messrs. Boggess and Marshall should be $450,000 and $135,000, respectfully.  The 2007 annual incentive award for Messrs. Boggess and Marshall was paid pro-rata every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  Mr. Patel’s annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $132,350 for 2007 and paid in the first quarter of 2008.  These amounts are reflected in the Bonus column of the Summary Compensation table.

2006 – Non-Equity Incentive Awards:

For 2006, Messrs. Schneider, Boggess and Wolfe received their annual incentive awards based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive award for Messrs. Schneider, Boggess and Wolfe was based on 1.0%, 1.0% and 0.2%, respectively, of the Company’s income from operations in excess of $2.8 million, excluding depreciation, amortization, phantom stock expense and other non-recurring expenses (specifically, debt extinguishment expense of $835,000 and reorganization expense of $93,000 in 2006) (“2006 Value”).  The 2006 Value was $59 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation table.

For 2006, Messrs. Marshall and Patel participated in discretionary annual incentive award programs.  The annual incentive award for Mr. Marshall was based upon the review and evaluation of Mr. Lemonis.  In the fourth quarter of 2006, Mr. Lemonis determined that the amount of annual incentive award for Mr. Marshall was $123,000 which was paid in March

2007.  Mr. Patel’s annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $108,250 for 2006 and paid in the first quarter of 2007. These amounts are reflected in the Bonus column of the Summary Compensation table.

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

The amount of phantom stock expensed during 2006 and 2007 for each Executive Officer is included in the Stock Awards column of the Summary Compensation Table below.

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

Messrs. Schneider, Wolfe and Patel:  Messrs. Schneider, Wolfe and Patel have also each entered into phantom stock agreements with the Company.  The agreements for Messrs. Schneider and Wolfe are dated January 1, 2004, and the agreement for Mr. Patel is dated April 1, 2004 pursuant to which Mr. Schneider will receive 2.50%, Mr. Wolfe will receive 0.33% and Mr. Patel will receive 0.10% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2006.  The phantom stock payout under the 2004 agreements will be paid in three equal annual installments of $826,637, $109,116 and $35,660 for Messrs. Schneider, Wolfe and Patel, respectively, the first of which was distributed during the second quarter of 2007.

Messrs. Schneider, Wolfe and Patel:  Messrs. Schneider, Wolfe and Patel have also each entered into phantom stock agreements with the Company.  The agreements for Messrs. Schneider and Wolfe are dated January 1, 2007, and the agreement for Mr. Patel is dated April 1, 2004 pursuant to which Mr. Schneider will receive 5.0%, Mr. Wolfe will receive 0.66% and Mr. Patel will receive 0.25% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2009.  The phantom stock payout under the 2009 agreements will be paid in three equal annual installments starting in 2010.

Mr. Boggess:  Mr. Boggess did not earn any awards under any phantom stock agreements during 2006.  The last phantom stock agreement entered into between Mr. Boggess and the Company, dated July 1, 2003, which was amended March 1, 2006 to freeze the measurement period under such agreement effective as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping WorId, including the joint marketing arrangement between Camping World and FreedomRoads.  The amount of phantom stock payments earned by Mr. Boggess under this agreement will be paid in three equal annual installments of $382,209 in each January of 2007, 2008 and 2009.

Mr. Marshall:  Mr. Marshall did not earn any awards under any phantom stock agreements during 2006 or 2007.  Mr. Marshall is party to a phantom stock agreement with the Company dated June 30, 2002, as amended July 31, 2003.  On March 1, 2006, the Company decided to freeze the measurement period under such agreements effective as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  The amount of phantom stock payments earned by Mr. Marshall under this phantom stock agreement was paid in one lump sum of $463,883 on January 2, 2007.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

401(k) Savings and Profit Plan

Affinity Group, Inc.

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2007, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions).  2007 Employer Matching Contributions for all Affinity employees totaled $884,448.  The amounts of 401(k) Plan matching contributions by the Company during 2007 are reflected in the All Other Compensation column of the Summary Compensation Table below.

Camping World, Inc.

Beginning January 1, 2007 Camping World was no longer a participating employer in the Affinity Group 401(k) Plan and elected to begin participating in the Freedom Roads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of 18, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2007, the matching contribution schedule is 50% up to the first 6% of eligible compensation.  Company matching contributions follow a six (6) year graded vesting schedule.  Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  Employer Matching Contributions for all Affinity employees totaled $812,500.  The amounts of 401(k) Plan matching contributions by the Company during 2007 are reflected in the All Other Compensation column of the Summary Compensation Table below.

KEYSOP

Effective January 1999, the Company participates in AGHC’s KEYSOP, a non-qualified deferred compensation plan administered through RABBI trusts, for key employees of the Company and its subsidiaries.  Mr. Marshall elected not to participate in the KEYSOP.  Through March, 2007 participants could contribute all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Beginning April 1, 2007 future contributions to the KEYSOP were no longer allowed.  Trustees under the KEYSOP received such contributions and invest the deferred amounts based upon the specific election of each participant.  The Company does not make any matching contributions to the KEYSOP.  Payouts under the KEYSOP are based upon the elections of the specific participants and are subject to the rules and regulations governing the KEYSOP program.

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

Perquisites

The Company provides its Executive Officers with very limited perquisites, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for each of Messrs. Schneider and Boggess.  In addition, Mr. Marshall receives an annual car allowance of approximately $9,000.  To the extent that such aggregate incremental cost to the Company of providing these perquisites to each Executive Officer is equal to or greater than $10,000, such amount is included in the All Other Compensation column of the Annual Compensation Table.

Phantom Stock Agreements:  As described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, the Company has entered into phantom stock agreements with each of the Executive Officers.  The phantom stock agreements also include the terms of employment for such Executive Officers, which are described in more detail in the section entitled “Potential Payments upon Termination or Change in Control—Employment Terms in Phantom Stock Agreements” below.  The terms of the phantom stock agreements for Messrs. Schneider, Wolfe, and Patel end on December 31, 2009.

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

Stephen Adams
Andris A. Baltins
David Frith-Smith
J. Kevin Gleason
George Pransky
Michael A. Schneider

Summary Compensation Table

The following table shows, for the fiscal years completed December 31, 2007 and December 31, 2006, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Senior Vice President and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2007 (collectively, the “Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(3)	All Other Compen- sation $((4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)

Michael A. Schneider	2007	$100,000	—	$236,167	$481,850	$248,070	$11,608	$1,077,695
President,	2006	100,000	—	936,011	590,050	519,133	8,587	2,153,781
Chief Executive Officer

Mark J. Boggess	2007	100,000	450,000	—	—	488,570	28,745	1,067,315
Chief Operating	2006	101,923	—	—	590,050	368,723	21,006	1,081,702
Officer of Camping
World, Inc.

Thomas F. Wolfe	2007	190,769	—	31,174	120,463	23,284	8,857	374,547
Senior Vice President	2006	185,000	—	122,985	118,010	41,080	8,673	475,748
Chief Financial Officer

Kenneth Marshall	2007	200,000	135,000	—	—	—	26,387	361,387
President of	2006	191,346	123,000	—	—	—	8,700	323,046
E-Commerce of
Camping World, Inc.

Prabhuling Patel	2007	179,808	132,350	11,808	—	19,309	4,133	347,408
Senior Vice President	2006	175,000	108,250	40,155	—	13,989	4,000	341,394

(1)           Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 and 2007 pursuant to the phantom stock agreements and thus may include awards granted in and prior to 2007.  These amounts differ from the actual payments described under Long-Term Compensation/ Phantom Stock Agreements as the amounts described in that section include amounts of phantom stock awards earned in prior years.

(2)           Mr. Boggess deferred $407,582 of the annual incentive awards otherwise payable to him during 2006 under the terms of the KEYSOP.

(3)           The amount of earnings on amounts deferred under the KEYSOP is dependent upon the particular investment choices of the participant, which may include private investments.  The Company does not influence or have any involvement in the earnings under the KEYSOP.  The amounts shown in the table reflect the aggregate earnings on each Executive Officer’s account during 2006 and 2007 (including earnings that are at or below market).  Messrs. Moody and Marshall elected not to participate in the

KEYSOP.  The Company does not maintain any pension plans.  In addition, the Executive Officers do not receive above-market or preferential earnings on compensation that is deferred pursuant to the 401(k) Plan.

(4)           Includes $8,857, $6,750, $8,857, $6,750 and $4,133 for 2007, and $8,587, $8,407, $8,673 $8,700, and $0 for 2006, of Company matching contributions under the 401(k) Plan for Messrs. Schneider, Boggess, Wolfe, Marshall, and Patel, respectively.  In addition, includes $2,751 and $2,221 for 2007, and $0 and $3,290 for 2006, of Company-paid life insurance premiums for Mr. Schneider and Mr. Boggess, respectively.  Also includes $19,394 and $19,637 for 2007, and $9,307 and $0 for 2006 of automobile allowance for Mr. Boggess and Mr. Marshall, respectively.

Grants of Plan-Based Awards in 2007

AGI, which is a wholly-owned subsidiary of AGHI, does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with the Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.

The following table reflects the actual payout to Messrs. Schneider, Boggess and Wolfe pursuant to the annual incentive award program based on Company performance in 2006 and 2007, a portion of which were paid the year earned with the remainder paid the following year.  As noted in footnote 1 to the following table, the annual incentive awards paid to Messrs. Marshall and Patel for 2006 and 2007 and Mr. Boggess in 2007 were discretionary and thus are not reflected in this table.

Name	Year	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)

Michael A. Schneider	2007	$ 481,350
President, Chief Executive Officer	2006	590,050
Mark J. Boggess	2007	—
Chief Operating Officer of Camping World, Inc.	2006	590,050
Thomas F. Wolfe	2007	120,463
Senior Vice President, Chief Financial Officer	2006	118,010
Kenneth Marshall	2007	—
President of E-Commerce of Camping World, Inc.	2006	—
Prabhuling Patel	2007	—
Senior Vice President	2006	—

(1)           Represents award under the Company’s annual incentive award program.  The amounts in column (d) reflect the actual payout to each of Messrs. Schneider, Boggess and Wolfe under the annual incentive award program based upon Company performance in

2006 and 2007 a portion of which was paid in the year earned with the remainder paid the following year.  These amounts are also reflected in column (g) of the Summary Compensation Table for each Executive Officer, as applicable.  The annual incentive award program does not include threshold or maximum target amounts.  The annual incentive awards paid to Messrs. Marshall and Patel for 2006 and 2007 performance and Mr. Boggess for 2007 performance were discretionary and thus are not included in the foregoing table.  The terms of the Company’s annual incentive award program for 2006 and 2007 are described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Compensation—Annual Incentive Awards” above.

Outstanding Equity Awards at 2007 Fiscal Year-End

The Company, which is a wholly-owned subsidiary of AGHI, does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with the Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  All prior awards to the Executive Officers pursuant to phantom stock agreements entered into before January 1, 2007 were earned or vested as of December 31, 2007.

Option Exercises and Stock Vested in 2007

The following table gives information concerning the vesting of the Executive Officers’ interests under phantom stock agreements during 2006 and 2007.  The Company, which is a wholly-owned subsidiary of AGHI, does not grant option awards to the Executive Officers.

		Stock Awards
Name	Year	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)

Michael A. Schneider	2007	$236,167	(2)	$ 236,167(6)
President, Chief Executive Officer	2006	936,011	(3)	936,011(5)
Mark J. Boggess	2007	—	(4)	—
Chief Operating Officer of Camping World, Inc.	2006	—	(4)	—
Thomas F. Wolfe	2007	31,174	(2)	31,174(6)
Senior Vice President, Chief Financial Officer	2006	122,985	(3)	122,985(5)
Kenneth Marshall	2007	—	(4)	—
President of E-Commerce of Camping World, Inc.	2006	—	(4)	—
Prabhuling Patel	2007	11,808	(2)	11,808(6)
Senior Vice President	2006	40,155	(3)	40,155(5)

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

(2)           Represents the dollar value of Messrs. Schneider’s and Wolfe’s percentage increase in the value during 2007 pursuant to their respective phantom stock agreements dated January 1, 2007, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/ Phantom Stock Agreements” above.  As described in that section, this amount will be paid out in three equal annual installments, the first of which were distributed during the second quarter of 2009.

(3)           Represents the dollar value of Messrs. Schneider’s, Wolfe’s and Patel’s percentage increase in the value during 2006 pursuant to their respective phantom stock agreements dated January 1, 2004, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  As described in that section, this amount will be paid out in three equal annual installments, the first of which will be distributed during the second quarter of 2007.

(4)           None of Messrs. Boggess or Marshall earned any interests under the phantom stock agreements during 2006.  As described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, each of Messrs. Boggess and Marshall are parties to phantom stock agreements which were deemed to be vested as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  Also, as explained in that section, the amount of phantom stock interest earned by Messrs. Moody and Marshall as of December 31, 2005 was distributed to each of them in one lump-sum payment on January 2, 2007.  The amount of phantom stock interest earned by Mr. Boggess as of December 31, 2005 is to be paid out in three equal annual installments in 2007, 2008 and 2009.

(5)           As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount will be paid out in three equal annual installments, the first of which will be distributed during the second quarter of 2007.

(6)           As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount represents the phantom stock interest earned in 2007 under the agreements entered into on January 1, 2007 with a determination date of December 31, 2009.

Nonqualified Deferred Compensation in Fiscal 2007

The following table sets forth information regarding the Executive Officers’ participation in the KEYSOP.

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contribution	Contributions	Earnings	Withdrawals/	Balance
		In Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	Year	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)
Michael A. Schneider	2007	—	—	$248,070	$2,816,304	$2,231,598
President, Chief Executive Officer	2006	—	—	519,133	—	4,799,832
Mark J. Boggess	2007	—	—	488,570	—	4,328,448
Chief Operating Officer of Camping World, Inc.	2006	$407,582	—	368,723	—	3,839,878
Thomas F. Wolfe	2007	—	—	23,284	—	279,046
Senior Vice President, Chief Financial Officer	2006	—	—	41,080	—	255,762
Kenneth Marshall(1)	2007	—	—	—	—	—
President of E-Commerce of Camping World, Inc.	2006	—	—	—	—	—
Prabhuling Patel	2007	102,722	—	19,309	—	242,723
Senior Vice President	2006	106,703	—	13,989	—	120,692

(1)                                  Mr. Marshall elected not to participate in the KEYSOP.

Key employees of the Company, including the Executive Officers, are eligible to participate in the KEYSOP, the terms of which are described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Other Elements of Compensation—KEYSOP” above through March 2007.  The eligible Executive Officers could elect to defer all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Beginning April 1, 2007 future contributions to the KEYSOP were no longer allowed.  Trustees under the KEYSOP receive such contributions and invest the deferred amounts based on the specific elections of each participant.  Participants may invest in a wide range of products, excluding certificates of deposits and money market accounts.  The Company does not make matching contributions to the KEYSOP.

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2007.  The total amounts set forth in the table below would be distributed to each Executive Officer in a lump sum within 30 days after the determination of the amount of accrued but unpaid annual incentive award.

Benefits and Payments	Mr. Schneider	Mr. Boggess		Mr. Wolfe		Mr. Marshall		Mr. Patel
Basic Compensation	$973,480	—	(3)	$311,232	(4)	—	(3)	$208,105	(5)

Accrued and unpaid annual incentive award (1)	31,850	—		30,462		—		132,350
Total	$1,005,330	—		$341,694		—		$340,455

(1)           Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2007.

(2)           Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2007, divided by 52 weeks, times 87 weeks.   As of December 31, 2007, Mr. Schneider had been employed with the Company for 30 years.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2007 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(3)           Messrs. Boggess and Marshall are not participants in a current phantom stock agreement and are not entitled to any payments upon termination or change of control.

(4)           Represents an amount equal to one full year of the base salary and annual incentive award to Mr. Wolfe as of December 31, 2007.  The annual base salary and annual incentive award in effect as of December 31, 2007 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(5)           Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2007.  The annual base salary and annual incentive award in affect as of December 31, 2007 is reflected in the Salary column and Bonus column, respectively, of the Summary Compensation Table.

Potential Payments Upon Termination by Executive Officer with Good Reason upon a Change in Control:  The phantom stock agreements entered into by Messrs. Schneider, Wolfe and Patel provide for severance payments in the event their employment is terminated without “cause” by the Company (as defined in the preceding section) or with “good reason” by the Executive Officer in connection with a “change in control.”  A “change in control” will be deemed to have occurred under the phantom stock agreements at such time as:

•      Stephen Adams, his spouse, lineal descendants and trusts for the benefit of such persons cease to beneficially own (as defined under Rule 13d-3 of the Act), directly or indirectly a majority of the voting equity interests of the Company;

•      There is a consolidation or merger of the Company or its parent, AGHI (or such other entity that holds in excess of 80% of the issued and outstanding equity securities of AGHI) (the “Parent”), in which the Company or the Parent is not the surviving entity or in which the holders of the voting equity interests in the Company or the Parent, as the case may be, do not continue to hold at least a majority of the voting equity interests of the surviving entity following the merger;

•      There is a sale, lease or transfer of all or substantially all of the assets of the Company or the Parent to any person or group; or

•      The shareholders of the Company or the Parent shall approve a plan or proposal for the liquidation or dissolution of the Company or the Parent, as the case may be.

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

The phantom stock agreements entered into by Mr. Marshall do not provide for payments upon termination in connection with a change in control.

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2007.  The amounts of basic compensation and accrued but unpaid annual incentive award would be paid in a lump sum within 30 days after the determination of the amount of the accrued annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Boggess		Mr. Wolfe		Mr. Marshall		Mr. Patel
Basic Compensation	$973,480	(3)	—	(4)	$311,232	(5)	—	(4)	$208,105	(6)
(base salary
and annual
incentive award)

Accrued and unpaid annual incentive award (1)	31,850		—		30,462		—		132,350

Life and Health	52,947		—		44,694		—		36,711
Insurance
Benefits (2)
Total	$1,058,277		—		$386,388		—		$377,166

(1)           Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2007.

(2)           Represents the value of health benefits for a three year period following termination based on a monthly premium of $1,241 for Messrs. Schneider and Wolfe and $1,020 for Mr. Patel.  In the case of Mr. Schneider, also includes the value of life insurance benefits for a period of three years following termination based on a monthly premium of $229.

(3)           Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2007, divided by 52 weeks, times 87 weeks.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2007 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)           Messrs. Boggess and Marshall are not participants in a current phantom stock agreement and are not entitled to any payments upon termination or change of control.

(5)           Represents an amount equal to one full year of the base salary and annual incentive award of Mr. Wolfe as of December 31, 2007.  The annual base salary and annual incentive award in effect as of December 31, 2007 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(6)           Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2007.  The annual base salary and annual incentive award in affect as of December 31, 2007 is reflected in the salary column, respectively, of the Summary Compensation Table.

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

Employment Terms of Phantom Stock Agreements: In addition to establishing the parameters for phantom stock incentive awards (as described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” and the severance payments described above, the phantom stock agreements set forth the terms of employment for each Executive Officer as follows:

•      Mr. Schneider:  Mr. Schneider’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the President and Chief Executive Officer of the Company.  Mr. Schneider is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2009.

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

•      Mr. Marshall:  Mr. Marshall’s phantom stock agreement, dated July 31, 2002 as amended on July 31, 2003 and March 1, 2006, provides that he will be employed as the Vice President Finance/Controller of Camping World.  In April 2007, Mr. Marshall was appointed to his current position as President of E-Commerce in connection with various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  In connection with his new role, Mr. Marshall received an increase in base salary to $200,000.  The other terms of Mr. Marshall’s employment remained unchanged.  The term of the phantom stock agreement expired on December 31, 2006.

•      Mr. Wolfe:  Mr. Wolfe’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the Senior Vice President and Chief Financial Officer of the Company.  Mr. Wolfe is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2009.

•      Mr. Patel:  Mr. Patel’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the Senior Vice President of the Company.  Mr. Patel is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2009.

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

Director Compensation in 2007

The Company pays its non-management directors a monthly director’s fee of $1,800 per month.  The Company does not compensate Messrs. Adams or Schneider for their service on the Board of Directors.  The Company does not provide any other compensation or benefits to the members of its Board of Directors.  During 2007, the following fees were earned or paid in cash to the respective director:

Name	Year	Fees Earned or Paid in Cash ($)	Total ($)
(a)		(b)	(h)
Andris A. Baltins(1)	2007	$21,600	$21,600
	2006	18,000	18,000
David Frith-Smith	2007	21,600	21,600
	2006	21,600	21,600
J. Kevin Gleason(2)	2007	21,600	21,600
	2006	21,600	21,600
George Pransky(1)	2007	21,600	21,600
	2006	18,000	18,000

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of AGHC, a privately-owned corporation.  The following table sets forth, as of December 31, 2007, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)		Percent of Common Stock

Stephen Adams, Director 2575 Vista Del Mar Drive Ventura, CA 93001	1,407.7	(2)	98.23%
Michael A. Schneider President, Chief Executive Officer and Director	0		0
Mark J. Boggess Chief Operating Officer of Camping World, Inc.	0		0
Kenneth Marshall President of E-Commerce of Camping World, Inc.	0		0
Thomas F. Wolfe Senior Vice President, Chief Financial Officer	0		0
Prabuhling Patel Senior Vice President	0		0
Andris A. Baltins	0		0
David Frith-Smith	0		0
J. Kevin Gleason	0		0
George Pransky	0		0
All executive officers and directors as a group (10 persons)	1,407.7		98.23%

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

Related Party Transactions

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established 45 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2007, the Company leased 35 properties from FreedomRoads, sub-leased seven properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under three leases.  Total payments by the Company to Freedom Roads under these leased properties for 2007 and 2006 were approximately $3.7 million and $1.7 million, respectively, and future commitments under these leases total approximately $30.3 million.  The leases expire at various dates from August 2013 through May 2017.  For 2007 and 2006, lease payments received from FreedomRoads for the seven subleased properties were approximately $0.9 million and $1.0 million, respectively, and future payments to be received under these subleases total approximately $4.5 million.  The Company paid FreedomRoads approximately $9.4 million in 2007 and FreedomRoads paid the Company approximately $17.5 million, $5.5 million, and $3.2 million in 2007, 2006 and 2005, respectively, under the product marketing and sales agreements.

On December 5, 2001, we sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp, a wholly-owned subsidiary of our ultimate parent, AGHC, which is owned 98.2% by Mr. Adams, for $52.3 million in cash and a $4.8 million note receivable.  The properties have been leased back to us on a triple net basis. These leases are classified as operating leases and the average net annual lease payments over the lives of the leases are $3.4 million.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The $4.8 million note receivable yields 11% per annum, with monthly payments of $46,000 and a ten-year balloon due December 2011.

Mr. Boggess, Chief Operating Officer of Camping World, is a partner in a partnership that leases one facility under a long-term lease to Camping World, Inc. in 2007.  In prior years other related-party leases existed with executives who are no longer with the Company.  For the years ended December 31, 2007, 2006 and 2005, payments under these leases were approximately $0.6 million, $0.9 million, and $3.3 million, respectively.  This lease expires December 2020, subject to the right of Camping World to exercise renewal options.

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

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2007, 2006 and 2005 KSK received $257,000 million, $198,000 and $917,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors, is a director of that company.  During 2007 and 2006, PA received $86,000 and $37,000 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors, is a partner of that company.  During 2007, FSA received $13,000 in fees from the Company.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors engaged Ernst & Young LLP as an independent Registered Public Accounting Firm to examine our accounts for the fiscal year ending December 31, 2007.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2007 and 2006 were $366,045 and $435,118, respectively.  These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

The aggregate audit-related fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2007 and 2006 were $0, and $16,000, respectively.  These fees related to specific analysis of accounting treatments and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2007 and 2006 were $11,000 and $47,900, respectively.  The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2007 and 2006.  The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent Registered Public Accounting Firm, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2007 were pre-approved pursuant to the procedures outlined above.

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

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 14, 2007.

AFFINITY GROUP HOLDING, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and	March 14, 2008
Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 14, 2008
Stephen Adams

*	Director	March 14, 2008
Andris A. Baltins

*	Director	March 14, 2008
David Frith-Smith

*	Director	March 14, 2008
J. Kevin Gleason

*	Director	March 14, 2008
George Pransky

*By:	/s/ Thomas F. Wolfe	March 14, 2008
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

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2007

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group Holding, Inc. (1)	3.1
Bylaws of Affinity Group Holding, Inc. (1)	3.2
Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.1
Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.2
Purchase Agreement dated as of February 6, 2004 among CIBC World Markets Corp., Affinity Group, Inc. and the Guarantors named therein (1)	4.3
Form of 9% Senior Subordinate Note (1)	4.4
Indenture (including form of 10 7/8% Senior Notes due 2012) dated as of March 24, 2005 among Affinity Group Holding, Inc. and The Bank of New York, as Trustee (1)	4.5
First Supplemental Indenture (including amended form of 10 7/8% Senior Notes due 2012) effective as of March 24, 2005, between Affinity Group Holding, Inc. and The Bank of New York, as Trustee. (1)	4.6
Purchase Agreement dated as of March 24, 2005 among CIBC World Markets Corp. and Affinity Group Holding, Inc. (1)	4.7
Registration Rights Agreement dated March 24, 2005 between Affinity Group Holding, Inc. and CIBC World Markets Corp., as Initial Purchaser (1)	4.8
Form of Old Note (1)	4.9
Form of New Note (1)	4.10
Opinion of Kaplan, Strangis and Kaplan, P.A. (1)	5.1
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (1)	10.1

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2
Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3
Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4
Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6
401(k) Savings and Investment Plan (1)	10.7
Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto (1)	10.8
Capital Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9
Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10
Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11
Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12
First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13
First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15
Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16
Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17
Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18
Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19
Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20
Fourth Amendment to Credit Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (6)	10.21
Fourth Amendment to Note Purchase Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (6)	10.22
Preferred Membership Interest Unit Subscription Agreement, dated March 24, 2005 between FreedomRoads Holding Company, LLC and CWFR Capital Corp. (6)	10.23

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24
Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25
Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26
Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27
Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007 (13)	10.28
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (14)	10.29
Statement of Computation of Ratio of Earnings to Fixed Charges (1)	12.1
Subsidiaries of the Registrant	21
Powers of Attorney	24.1
Statement of Eligibility of Trustee, The Bank of New York, on Form T-1 (1)	25.1
Certification of President and Chief Executive Officer	31.1
Certification of Senior Vice President and Chief Financial Officer	31.2
Appointment of Directors (9)	31.3
Appointment of Principal Officers (12)	31.4
Statement Pursuant to 18 U.S.C. Section 1350	32.1
Statement Pursuant to 18 U.S.C. Section 1350	32.2
Affinity Group Code of Professional Conduct (1)	99.1
Form of Letter of Transmittal (1)	99.2
Form of Notice of Guarantee Delivery (1)	99.3

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

(13) Filed with the Company’s Report on Form 10-Q dated September 30, 2007 and incorporated by reference herein.

(14) Filed with the Company’s Report on Form 10-K dated December 31, 2007 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group Holding, Inc., 2575 Vista Del Mar Drive, Ventura, CA  93001, Attention:  Chief Financial Officer.