Form 10-K
period 2008-12-31
Affinity Group Holding, Inc.
filed 2009-06-08
CIK 1322646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008    OR

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

Accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	June 5, 2009
Common stock, $.01 par value	100

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “AGHI” means Affinity Group Holding, Inc. and its predecessors and subsidiaries.

Affinity Group Holding, Inc. is a holding company and the direct parent of Affinity Group, Inc.  We are an indirect wholly-owned subsidiary of AGI Holding Corp (“AGHC”), a privately-owned corporation.  We are a member-based direct marketing organization targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts.  Our club members form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  In addition, we are a specialty retailer of RV-related products.  We operate through three principal lines of business, consisting of (i) club memberships and related products and services, (ii) subscription magazines and other publications including directories, and (iii) specialty merchandise sold primarily through our 78 Camping World retail stores, mail order catalogs and the Internet.

There are approximately 1.8 million dues paying members enrolled in our clubs.  We currently have approximately 4.6 million in aggregate circulation and 1.0 million paid circulation across our 37 publications.  For the year ended December 31, 2008, our revenue, operating loss and net loss were $526.1 million, $88.4 million and $125.3 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Recurring Cash Flow Stream - Approximately 73% of our operating income, net of non-cash charges, is generated through our membership club and subscription-based products and services which historically have provided a recurring income stream through a core base of customers.  Our four established membership clubs have an average renewal rate for the five calendar years ended 2008 of 67%, which we believe compares favorably to other subscription-based businesses. Similarly, our membership-based products and services have historically also experienced high renewal rates, averaging approximately 86% over the past five years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

Established Market Positions - We are a member-based direct marketing organization targeting North American RV owners and outdoor enthusiasts with comprehensive targeted product offerings. The Good Sam Club, which was founded in 1966, and Camping World’s President’s Club founded in 1986 are the preeminent RV membership clubs in North America.  Camping World is a national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts that has grown to 78 retail stores since it began business.

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings and attract other product and service offerings.  Our 1.8 million club members and the 8.1 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.

Membership Services Segment remains stable- Our operating performance has felt the effects of the current economic downturn but we believe that our membership segment will not experience the downturn to the same extent as our other business segments.  While competition is intense for consumer expenditures, we believe that consumers value the annual savings of club membership.  We market our clubs, products and services to a sizable existing installed base of over 7.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which would drive increased sales of our products.

Favorable Demographic Trends - Favorable demographic trends, in particular the aging of the “baby boomers,” indicate that RV ownership should increase during the next five years.  Overall RV ownership rates have historically been highest, with 10% penetration, in the 55-64 age bracket, an age group that is expected to experience a five-year growth of 20.1% by 2010, according to the National Survey of the RV Consumer by the University of Michigan in 2005 (the “RV Survey”).  Furthermore, the 45-54 age bracket, which maintains the second highest ownership rate of RVs, is expected to experience a five-year growth of 6.3% by 2010.  The growth in these age groups is expected to generate growth in the pool of potential RV consumers.  Also, according to the RV Survey, this age group shift will drive the number of households that own at least one RV from 7.9 million in 2005 to 8.5 million in 2010. In addition, RV owners have household incomes that generally exceed the national average.  These demographics are attractive for advertisers and third-party providers of products and services.

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of sixteen years with our company, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings. Our consistent operating performance, to a great extent, is attributable to our senior managers who are responsible for developing and implementing our business strategy and focusing on increasing profitability. Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

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

Efficiently Acquire New Customers - We believe efficient customer acquisition and a sizeable database population are critical to driving our growth and profitability.  Camping World and its discount buyer’s club, President’s Club, together, account for approximately 59% of our new customer database entries.  In addition to being a highly valuable customer loyalty program, President’s Club allows us to capture specific information about each customer including RV type and usage, as well as information on the customer’s age, income, net worth and interests, while adding virtually no incremental customer acquisition costs.  We are able to customize our direct marketing offers based upon our customers’ profiles.  Other methods of customer acquisition include purchasing lists from data providers and placing our publications at campgrounds and RV dealerships. We then manage our database and target our offers to the customers most likely to purchase more than one of our product offerings.

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

Expand Presence in Specialty Recreation Niche - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications or businesses in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Nordskog Publications, Inc. in May 2005 allowed us to expand our presence in the recreational boat market niche.  In addition, we now own 49 consumer outdoor recreation shows, most of which were acquired from Royal Productions, Inc. in December 2005, Plus Events shows in February 2006, four shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, five shows purchased from Industrial Expositions, Inc. in February 2007, nine shows were purchased from MAC Events, LLC in January 2008, and three shows were purchased from Mid America Expositions, Inc. in February 2008.  These shows provide an expanded face-to-face forum for acquiring new customers.

Camping World Penetration - We continued the controlled expansion of our Camping World supercenter network by developing Camping World stores alongside or within independent RV dealerships, including RV dealerships owned and operated by our affiliates, which provides a competitive advantage by creating a means of increasing retail customer traffic.  In 2008, we opened 6 new Camping World stores, all of which are adjacent to or within RV dealerships owned or operated by affiliates, and in 2009 we intend to open one additional Camping World store which will be located adjacent to an RV dealership affiliated with us through common ownership with our Chairman, Stephen Adams.  In addition to generating increased cash flows from the sale of merchandise, a larger network of geographically diverse Camping World stores will enhance our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

RV Industry

The use of RVs and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, consumer credit availability, the availability and price of propane and gasoline, and the total number of RVs.  We believe that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for our membership clubs, merchandise, products and services.  Based on the RV Survey, the number of households owning RVs is projected to increase from 7.9 million in 2005 to nearly 8.5 million in 2010.  The RV Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 8.0% to 8.2%.

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

The average age and annual household income of our club members in 2008 were 56 years and $80,000, respectively.  We believe that the demographic trend towards an aging population will have a favorable impact on RV ownership.  The demographic profile of our typical club member follows that of the general population and thus we believe this will also have a favorable impact on demand for our club memberships and related products and services.

Membership Clubs

We operate the Good Sam Club, President’s Club, Coast to Coast Club and Camp Club USA for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The membership clubs form a receptive audience to which we market our products and services.

The following table sets forth the number of members at December 31, 2008, annual membership dues and average annual renewal rates during the period of 2004 to 2008 for each club:

	Number of Members		Average Renewal
Membership Club	at December 31, 2008 (1)	Annual Fee (2)	Rate (3)
Good Sam Club	952,200	$12 - $30	63%
President’s Club	718,500	$15 - $20	71%
Coast to Coast Club	60,200	$90 - $140	71%
Other Clubs:
Golf Card Club	31,700	$49 - $59	51%
Camp Club USA (4)	41,200	$40 - $50	—

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

Good Sam Club

The Good Sam Club, a membership organization for RV owners, is the largest RV organization worldwide with approximately 952,200 member families.  As of December 31, 2008, there were 1,640 local chapters throughout the United States and Canada.  The average renewal rate for Good Sam Club members was approximately 63% during the period 2004 through 2008.  The renewal rate was approximately 58% in 2008.

The Good Sam Club is widely recognized as an essential part of the RV ownership experience.  By delivering value to members through information, support and benefits, including 10% discounts at approximately 1,520 RV parks across the U.S. and Canada, members save money, come together to share experiences and more thoroughly enjoy RVing.  Other benefits include discounts on the purchase of RV supplies and accessories at select RV service centers; an annual subscription to Highways, the club’s news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $90.

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

In 1992, the Good Sam Club began selling lifetime memberships.  In 2008, the average price for a life membership was $237 with approximately 150,900 members registered as of December 31, 2008.  Based on an actuarial analysis of the life members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2004 through 2008 at which discounts for members were available at December 31st of the respective year:

	2008	2007	2006	2005	2004
Number of Good Sam memberships	952,200	1,012,500	992,000	984,100	971,000
Lifetime members included above	150,900	146,400	143,000	136,100	131,900
Number of RV campgrounds offering discounts to Good Sam members	1,520	1,500	1,610	1,580	1,750

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club).  As of December 31, 2008, the President’s Club had approximately 718,500 members.  The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores.  The President’s Club offers us an extremely cost effective and powerful method of acquiring new customers and retaining existing customers who are entering the RV lifestyle or have been in the lifestyle for some time.  We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers that are most meaningful to the customer’s needs and interests.  Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices.  The President’s Club brand is marketing in conjunction with the Camping World brand in the majority of our promotional pieces directed at these customers related to our product and service offerings.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  We estimate that the average President’s Club member realizes annual savings of approximately $38.  The average renewal rate for members of the President’s Club was 71% during the period from 2004 to 2008.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2004 through 2008:

	2008	2007	2006	2005	2004
Camping World’s President’s Club memberships	718,500	738,500	680,300	643,100	596,700
Number of stores	78	77	63	44	39

Coast to Coast Club

The Coast to Coast Club has operated a reciprocal use network of private RV resorts in North America since 1972.  The club offers a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us.  Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  At December 31, 2008, there were approximately 60,200 member families in the Coast to Coast Club which had nationwide access to approximately 239 private RV resorts and a network of approximately 211 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

For standard annual renewal dues from $89.95 for a single year membership to $337.95 for a five-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on our other publications; access to discounted condo vacation getaways and other discounted travel such as cruises; access to discount hotels and travel services; and access to ancillary products and services developed for our club members.

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North

America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $117.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 71% during the period 2004 through 2008.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2004 through 2008.  The membership decline in Coast to Coast Club in 2008 resulted from our reliance on the private park network to promote and generate new park members, and ultimately sell our product, a lack of new park development, and our exclusion of sub-standard parks from the network.

	2008	2007	2006	2005	2004
Number of Coast to Coast Club memberships	60,200	69,600	78,900	85,200	98,700
Participating private resorts	239	241	301	301	309
Participating public resorts	211	210	228	225	176

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 31,700 members at December 31, 2008.  The major attraction for membership is the financial savings which members receive when playing at any of the approximately 2,820 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by us.

Golf Card Club members receive a variety of benefits, including:  a minimum of two rounds annually of free or discounted golf at participating golf courses; discounted vacation packages at 133 “Stay and Play” resorts; discounts on golf practice at 43 driving ranges; savings on golf merchandise purchases at select member golf courses; car rental discounts from National and Alamo; an annual subscription to the Golf Traveler member publication, published three times per year in print and twelve times electronically; the annual directory listing participating golf courses and resorts; chances to win free golf merchandise in quarterly member giveaways; access to 71 local Grasshopper Clubs for tournaments and social activities; an opportunity to play in member-guest tournaments; an opportunity to test (and keep) select golf products; a chance to win a free golf lesson from a participating Golf Card pro; and access to the club web site (www.golfcard.com) including member-only features such as handicap tracking, course reviews, and trip routing.

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

The standard annual membership fee is $49 for a single membership and $89 for a twosome membership.  Multi-year memberships range from a single two-year membership for $118, to a three-year twosome membership for $267.  The average renewal rate for Golf Card Club members was approximately 51% for the period from 2004 to 2008.  The membership decline in Golf Card Club since 2004 resulted from management’s decision to cease acquisition marketing due to lack of affinity to our other clubs.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2008	2007	2006	2005	2004
Number of Golf Card Club memberships (1)	31,700	44,900	55,000	57,800	67,200
Number of Participating Golf Courses	2,820	3,000	3,300	3,600	3,650
Number of “Stay and Play” Golf Resorts	133	144	165	175	200

(1)  A single membership counts as one member and a double membership as two members.

Camp Club USA

Camp Club USA was launched January 2006 as a discount camping club offering 50% off on campsites.  At December 31, 2008 we had approximately 41,200 members.  Members receive a variety of benefits, including 50% savings at over 1,113 campgrounds, an annual directory with maps, directions, amenities, monthly member giveaways, $50 cash for camping and travel tips, and a monthly eNewsletter with campground updates, features and travel tips.  Based on surveys conducted by us, members realize savings at campgrounds, ranging from $100 to $150 annually, which significantly exceed the cost of membership.

The following table sets forth the number of Camp Club USA members and participating campgrounds at December 31st of each respective year:

	2008	2007	2006
Camp Club USA members	41,200	38,100	22,900
Participating campgrounds	1,113	727	603

Membership Products and Services

Our approximately 1.8 million club members form a receptive audience to which we sell products and services targeted to the recreational interests of our club members.  We promote products and services which either address special needs arising in the activities of our club members or appeal generally to persons with the demographic characteristics of our club members.  The two most established products are the emergency road service (“ERS”) and the vehicle insurance programs.  Most of our products and services are provided by third parties who pay us a marketing fee, with the exception of ERS, where we assume the risk of incurred claims.  We believe it is important to target the diversified market niches with identifiable products that offer a full range of benefits.  We currently market these products through direct mail, advertising in publications, campground directories, space ads, the Internet, telemarketing and direct sales.

Emergency Road Service

The Company developed Emergency Road Service (“ERS”) initially for Good Sam Club members in

1984, as an enhancement to their club membership.  Since then, the Company has expanded the breadth of its programs and now includes club members as well as non-club members.  Currently 32% of the Good Sam Club members are enrolled in the Good Sam ERS program.  Specializing in RV towing, the Company believes it is important to target diversified market niches with identifiable products that serve various service level objectives.  The Company markets its products through direct mail, but also through publication advertising, space ads, promotional events, telemarketing, and the Internet.  Annual subscriber dues range from $64.95 to $129.95 and benefits include roadside assistance, towing, and other travel-related benefits and services.

The table below sets forth the total enrollment in the various ERS programs for 2004 through 2008:

	2008	2007	2006	2005	2004
ERS Enrollment	354,400	388,500	379,200	369,900	360,900

Enrollment in the various ERS programs grew consistently through 2007, however declined by 34,100 members, or 8.8%, in 2008 due to soft market conditions resulting in reduced acquisition members.  Expanded marketing efforts are underway to improve enrollment in 2009.

Vehicle Insurance Programs

We provide our customers with several property and casualty insurance products, including two specialized RV insurance programs, a motorcycle insurance program and a homeowner’s insurance program.  The two core brands are the Vehicle Insurance Program (“VIP”) and the Motor Vehicle Program (“MVP”); each of these products is promoted to the Company’s database through various direct marketing channels.  At December 31, 2008, the two programs had approximately 184,100 policyholders, which represented a 13.5% and 5.3% penetration, respectively, of the Good Sam Club and the President’s Club.  During the period 2004 to 2008, the average renewal rate of members participating in these insurance programs was 90%.  We have a marketing arrangement with a third party licensed insurer that provides the vehicle insurance.  The Company receives revenue for both new and renewing policyholders, while we share only in the acquisition marketing expenses with the insurer.  All claims risk is carried by the third-party provider.

The following provides detail of the total number of policies in force, the dollar amount of written premiums generated on the book of business, and the marketing fees generated for 2004 through 2008:

	2008	2007	2006	2005	2004
Total policies in force	184,100	201,700	201,400	205,800	208,000
Written premiums paid to insurance providers (in millions)	$218	$243	$253	$251	$253
Marketing fees (in millions)	$18	$20	$20	$20	$20

The reduction in policies in force from 2007 to 2008 resulted from consumers increasingly buying travel trailers instead of motorhomes, and reduced marketing efforts beginning in mid 2008 because of lower response rates.  New competitive insurance products are currently being developed to better address travel trailer needs.

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

Our Continued Service Plan (“CSP”), a private label extended vehicle warranty program for RVs, had total net revenue for 2008 of $30.6 million, increasing 5% over 2007. The program had approximately 44,000 policies in force as of December 31, 2008.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and retail kiosks in Camping World stores.  Policy renewals represented 58% of the total revenue in 2008.  We now offer CSP through our Authorized RV Dealer Program.  As of December 31, 2008, there were 69 dealer locations authorized to sell extended vehicle warranty and other products and services offered by the Company.

Our RV financing program is administered by a third party financial institution.  The number of RV loans extended to our club members in 2008 increased by 33% from 2007.  This increase in loans can be directly attributed to a new third-party financing partnership allowing our members access to more competitive interest rates.

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

Publications

We produce and distribute a variety of publications for select markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories, and RV and power sports industry trade magazines.  Revenues are recognized from the sale of advertising, subscriptions and direct sales of some of the publications.  We believe that the focused audience of each publication is an important factor in attracting advertisers.

The following chart sets forth the circulation and frequency of our publications:

Publication	2008 Circulation	Issues Published Annually

PAID CIRCULATION MAGAZINES (1)
American Rider	58,524	6
ATV Sport	66,139	10
Bass & Walleye Boats	62,507	9
Camping Life	79,578	8
MotorHome	140,468	12
Powerboat	27,043	11
Rider	144,593	12
SnowGoer	64,231	7
Trailer Boats	94,996	11
Trailer Life	248,675	12

CONTROLLED CIRCULATION- Business (2)
Boating Industry	26,000	12
Campground Management	14,332	12
PowerSports Business	12,000	16
PowerSports Business Dealer Directory	12,000	1
PowerSports Business Market Data Book	12,000	1
RV Business	18,000	12

CONTROLLED CIRCULATION- Consumer (3)
ATV Magazine	220,390	6
Snow Week	30,000	2
Watercraft World	46,068	6

FREE DISTRIBUTION (4)
Thunder Press- North	28,862	12
Thunder Press- South	22,490	12
Thunder Press- West	41,035	12
Woodall’s Specials (5)	66,002	1
Woodall’s Regional News Tabloids	70,847	36

ANNUALS (1)
Cruiser Buyers Guide	73,480	1
Trailer Life Campground/RV Park & Services Directory	170,132	1
Trailer Life’s RV Buyers Guide	85,558	1
Towing Guide	313,790	1
Ultimate Snowmobile Buyers Guide	82,114	1
Woodall’s Buyer’s Guide	45,742	1
Woodall’s Campground Directory	236,361	1
Woodall’s Tenting Directory	118,808	1

CLUB MAGAZINES (6)
Camp Club USA Directory	73,053	1
Coast to Coast Magazine	81,824	8
Golf Traveler (7)	40,467	4
Highways	982,741	12
RV View	736,074	4

(1)       Paid circulation, may include supplemental qualified controlled circulation.

(2)       Trade publication distributed to industry-specific groups.

(3)       Qualified and limited paid circulation.

(4)       Includes limited paid circulation.

(5)       Distribution to RV outlets, including campgrounds and dealerships.

(6)       Limited to club members and promotional copies.  The magazine is included with the membership.

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

PowerSports Business Market Data Book is an annual publication that provides industry sales trends for power sports manufacturers and dealers; dealer customer service and performance data; manufacturer stock performance updates; industry supplier information; and various industry research projects.

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

Trailer Life RV Parks, Campground & Services Directory, initially published in 1972, is an annually updated directory which provides comprehensive information on approximately 11,600 public and private campgrounds, over 860 RV service centers, and over 875 tourist attractions in North America.  It is the official directory of the Good Sam Club and is the premier source to find all the Good Sam discount locations.  This directory is sold primarily to Good Sam Club members and RV enthusiasts via direct mail, e-commerce, at RV dealerships, RV Parks and in bookstores.

Trailer Life’s RV Buyers Guide, issued annually, features more than 400 listings with photos, floorplans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and truck campers.  The publication is sold at newsstands and by mail order from magazine advertisements.

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

Consumer Shows

We operate 49 consumer outdoor recreation shows primarily focused on RV and power sports markets.  Twelve of the shows were acquired from Royal Productions, Inc. in December 2005, six consumer shows were purchased from H & S Productions, LLC in February 2006, four RV shows were purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, one show was acquired from MAC Events, LLC in January 2007, five shows were acquired from Industrial Expositions, Inc. in February 2007, nine RV and boat shows were acquired from MAC Events, LLC in January 2008, and three RV and boat shows were acquired from Mid America Expositions, Inc. in February 2008.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized primarily from the sale of exhibitor booth space and admission fees.

Guest Services Campground Guides

We produce local campground guides distributed free of charge to approximately 370 campgrounds across the U.S., with limited distribution in Canada.  These guides include paid advertisements for local attractions, restaurants and services and also include a site map of the campground.

Retail

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of our six newest Camping World supercenters in 2008, we currently operate 78 Camping World retail locations in 31 states.  These stores accounted for approximately 89% of the 2008 total retail revenue, while approximately 11% was derived from catalog and Internet sales.  Five under-performing retail stores were closed in 2008.

In the RV accessory industry, we believe that Camping World has a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World offers approximately 10,600 SKUs, most of which are not regularly available in general merchandise stores.  The Camping World supercenters provide installation and repair services for RV products, which are also not available at general merchandise stores.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products.  Some Camping World stores feature resource centers, staffed with licensed insurance agents who market such products and services as vehicle insurance, extended warranty and ERS.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.  We strategically locate Camping World supercenters in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

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

Camping World continued its controlled expansion of their supercenter store network while simultaneously developing dealer partnerships across North America.  This marketing strategy provides an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  In 2003, we initiated the dealer alliance program under which we sublease space in an existing RV dealership where we operate a Camping World store or operate the Camping World store adjacent to the RV dealership.  Currently, we operate 60 Camping World stores alongside or within RV dealerships, including 52 Camping World stores that are part of our dealer alliance program.  Of these 60 Camping World stores that are alongside or within RV dealerships, 45 are located alongside or within dealerships indirectly owned or operated by FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman and principal owner of our parent company.

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

On January 1, 2009, a Series Entitlement and Sponsorship Agreement was entered into by and between National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, and CWI, Inc. (“CWI”), a wholly owned subsidiary of Camping World, Inc. (the “NASCAR Sponsorship Agreement”).  Pursuant to the terms of this agreement, CWI and FR obtained rights as the title sponsor of the NASCAR Truck Series.  The NASCAR Sponsorship Agreement provides for a term of seven years, commencing January 1, 2009 and terminating December 31, 2015, and requires the payment of annual rights fees in exchange for the rights granted to FR and CWI.  The obligations of FR and CWI under the Sponsorship Agreement are joint and several in nature, provided that the liability of CWI for the annual rights fees during the term of the NASCAR Sponsorship Agreement is capped at an aggregate of $6,500,000.

Camping World initiated its catalog operations in 1967.  Camping World currently has a proprietary mailing list of approximately 2.3 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months.  Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  Camping World analyzes its database to determine those customers most likely to order from Camping World’s catalogs.  As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise.  Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners.  In addition, Camping World rents mailing lists of RV owners from third parties.

During 2008, Camping World distributed 4.8 million catalogs, 3.9 million of which were mailed in eight separate mailings, and the remaining 900,000 catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 242,000 catalog orders at an average net order size of $115, excluding postage and handling charges.  Camping World distributed eight high-quality, full-color catalogs during 2008, consisting of seven catalogs plus a Master Catalog in the spring of 2008.

Internet

The Internet has proven to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain fifty-two Internet web sites, which are accessible directly or through http://www.rv.net.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2008 under these programs represented over 10% of all new club members.  E-mail acquisition campaigns and Internet online advertising generated $36.1 million of revenue in 2008.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 39% of new enrollments with the remaining 61% derived from other sources.  We use a variety of commercially available mailing lists of RV owners in our direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

Our media segment solicits advertisements through an internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements.  Many advertisers are repeat customers with whom we have long standing relationships.

We market our retail products through mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, the President’s Club direct mailings and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  These member service operations processed approximately 1.1 million telephone calls in 2008.  Over fifty percent of the calls originated from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

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

Camping World’s management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management.  Camping World’s management information system includes point-of-sale registers that are equipped with bar code readers in each supercenter.  These registers are trickle-polled throughout the day for “flash reporting” and a full polling of data is performed nightly at the close of business into the data center located in Bowling Green, KY.  With this point-of-sale information and the information from Camping World’s on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors.  In conjunction with its nightly polling, Camping World’s central computer sends price changes to registers at the point of sale.  The registers capture President’s Club member numbers and associated sales and references to specific promotional campaigns.  Management monitors the performance of each supercenter and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

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

Employees

As of December 31, 2008, we had 1,674 full-time and 140 part-time or seasonal employees, consisting of 7 executives, 1,194 employees in retail operations, 364 employees in administrative and club operations, 195 employees in publishing and advertising sales, 6 employees in resort services and 48 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

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

We have a significant amount of indebtedness.  As of December 31, 2008, our total debt and total stockholder’s deficit were $403.9 million and $298.0 million, respectively.  We are a holding company and do not have any operations.  We are dependent on our operating subsidiaries for cash flow in the form of dividend distributions.  However, our subsidiaries are and may in the future be restricted from making dividend distribution to us.  In the future, we intend to use cash generated by operations of our subsidiaries that is distributed to us as a dividend to reduce our indebtedness.  However, we may from time to time, subject to restrictions imposed by the terms of our indebtedness, pay dividends or find it more advantageous to employ cash generated by operations for capital investments and acquisitions.

The AGI Senior Credit Facility matures on March 31, 2010.  As of December 31, 2008, there was $135.5 million outstanding under the AGI Senior Credit Facility and it is secured by a lien on all of the AGI’s assets and a pledge of the AGI’s stock and the stock of its subsidiaries.  Although AGI is currently seeking to refinance or replace the AGI Senior Credit Facility and has received a number of proposals from prospective lenders, there can be no assurance that the AGI Senior Credit Facility will be refinanced or replaced prior to its maturity.  The availability of financing is limited due to the current uncertainties in the capital markets.  In addition, the current general conditions in the U.S. economy had an adverse impact on the Company’s operations because consumers are reducing discretionary spending, including spending on the recreational activities offered by the Company, and businesses are reducing advertising and marketing expenditures which have adversely affected the advertising revenues received by the Company.  As a result, it may be even more difficult for the AGI to refinance or replace the AGI Senior Credit Facility due to the current deterioration in the Company’s operating results.  If AGI is not able to refinance or replace the AGI Senior Credit Facility prior to its maturity on March 31, 2010, the lenders will be entitled to exercise their remedies to sell the collateral securing the repayment of the AGI Senior Credit Facility, including AGI’s assets, the stock of AGI and the stock of the its subsidiaries.  Since the indebtedness owed under the AGI Senior Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of AGI and its subsidiaries.  It is also possible that the interest rate payable on a new credit facility will be higher than the interest rates under the current AGI Senior Credit Facility as amended June 5, 2009 which will adversely affect the Company’s cash flow and profitability (or increase losses).

Our ability to satisfy our debt service obligations depends primarily on our operating performance. Future debt repayments by us, including the principal amount of the notes, may require funds in excess of our available cash flow.  We cannot assure our investors that we will be able to raise additional funds, if necessary, through future financings.  The indentures pursuant to which our wholly-owned subsidiary, Affinity Group, Inc. (“AGI”) issued its 9% Senior Subordinated Notes due 2012 (“AGI Senior Notes”) and we issued our 10-7/8% AGHI Senior Notes due 2012 (“AGHI Notes”) impose several restrictions upon our subsidiary or us, including restrictions on the ability to incur additional indebtedness, pledge assets and make dividends and distributions.

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

Despite our current level of debt, we or our subsidiaries may be able to incur substantial additional debt in the future.  AGI’s Amended and Restated Credit Agreement (“AGI Senior Credit Facility”) will permit total borrowings of up to $187.0 million.  Although the terms of the AGI Senior Credit Facility, the indenture governing the AGI Senior Notes (the “AGI Indenture”) and the indenture governing our

AGHI Notes (the “AGHI Indenture”) restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as result of our leverage could increase.

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

We currently conduct substantially all of our operations through our subsidiaries, and our subsidiaries generate substantially all of our operating income and cash flow.  Our ability to pay our obligations under the AGHI Notes and any other direct indebtedness depends on our ability to obtain cash dividends or other cash payments or obtain loans from our subsidiaries.  These subsidiaries are separate and distinct legal entities that will have no obligations to pay any dividends or to lend or advance us funds and may be restricted from doing so by contract, including other financing arrangements, charter provisions or applicable legal or regulatory requirements, and our ability may also depend on the financial condition and regulatory requirements of these subsidiaries.  In addition, because we are a holding company, except to the extent that we have priority or equal claims against our subsidiaries as a creditor, our obligations under our AGHI Notes will be effectively subordinated to the obligations of our subsidiaries.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of our subsidiaries to make dividend distributions or loans to us.

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

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs.  These covenants are subject to certain important exceptions.  AGHI was in compliance with its debt covenants at December 31, 2008.

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

Our activities relate significantly to the amount of leisure time and the amount of disposable income available to users of our products and services.  Our business, therefore, may be sensitive to general economic conditions affecting the willingness of consumers to purchase club memberships and related products and services and of advertisers to place advertisements in our publications.  In particular, during the gasoline shortages and resulting price increases in 1973, 1980 and 1990, there was a reduction in advertising revenues for our publications.  In addition, the success of the membership club portion of our business depends on our members’ use of certain RV sites and/or golf courses or the purchase of goods through participating merchants.  If the economy slows, our members may perceive that they have less disposable income to permit them to pursue leisure activities.  As a consequence, they may travel less frequently, spend less when they travel and use the benefits of their club memberships less often, if at all. Any decline in program usage would hurt our business. In addition, the current decline in the national economy could cause some of the merchants who participate in our programs to go out of business.  It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise.  This would have an adverse effect on our business and financial results.

The interests of our principal shareholder may conflict with the interests of holders of the debt instruments.

We are an indirect wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately held company.  Stephen Adams, our Chairman, owns 100% of the outstanding shares of AGI Intermediate Holdco, LLC (“AGII”).  Accordingly, Mr. Adams will be able to elect our Board of Directors and to control matters submitted to the vote of our shareholders.  Circumstances may occur in which the interests of Mr. Adams could be in conflict with the interests of the holders of our debt instruments and lenders.  For example, Mr. Adams may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance the value of his equity investment, even though such transactions may involve risks to the holders of our debt instruments and lenders.

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

	Square Feet	Acres	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		2039

Other Office Facilities:
Carson, CA (regional publication office)	10,048		2012
Denver, CO (customer service, warehousing fulfillment, and information system functions).	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Seattle, WA (regional publication sales office)	912		2009
Chesterfield, VA (shows sales office)	5,900		2011
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		2010
Las Vegas, NV (regional shows sales office)	2,809		2009
Scotts Valley, CA (regional publication office)	3,905		2011
Bowling Green, KY (database and online media support)	5,952		2015
Port Angeles, WA (regional shows sales office)	3,300		2012

Distribution Centers:
Bakersfield, California	164,747	14.827	2037
Franklin, Kentucky	250,000	33.000	2035

Camping World Supercenter Locations:
Dothan, AL (1)	18,906	11.275	2025
Oxford, AL (2)	11,828	23.940	2027
Robertsdale, AL(1)	19,670	18.360	2026
North Little Rock, AR (3)	20,592	10.000	2042
Earnhardt, AZ (1)	2,000	24.000	2017
Tucson, AZ (2)	12,145	2.000	2018
Mesa, AZ	27,500	3.140	2010
Bakersfield, CA (1)	23,325	9.940	2023
Fresno, CA (2)	6,932	21.010	2037
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2027

	Square Feet	Acres	Lease Expiration
Camping World Supercenter Locations continued:
Fairfield, CA	43,434	3.780	2009
Rocklin, CA	29,085	4.647	2037
San Bernardino, CA	18,126	1.665	2012
San Martin, CA	29,486	5.000	2023
Valencia, CA (3)	64,410	9.231	2037
Colorado Springs, CO (1)	11,672	26.430	2027
Denver, CO	27,085	4.132	2037
Longmont, CO (1)	5,003	6.750	2026
Ft. Myers, FL	22,886	4.217	2012
Gulf Breeze, FL (1)	5,747	13.897	2026
Kissimmee, FL (3)	58,382	6.043	2037
St. Augustine, FL (1)	21,875	20.000	2026
Tampa, FL	40,334	3.711	2026
Tallahassee, FL (1)	8,494	12.630	2024
Byron, GA (3)	23,400	7.000	2042
Oakwood, GA (1)	4,510	7.681	2026
Savannah, GA (1)	6,285	4.898	2026
Woodstock, GA (1)	4,510	7.715	2026
Boise, ID (1)	6,033	12.690	2018
Island Lake, IL (1)	2,540	17.028	2026
Council Bluffs, IA (3)	23,620	5.770	2023
Indianapolis, IN (1)	7,690	30.000	2027
Bowling Green, KY	37,615	2.750	2037
Hammond, LA (2)	27,096	68.454	2034
Belleville, MI	44,248	7.260	2037
Grand Rapids, MI (2)	4,618	9.180	2037
Houghton Lake, MI (1)	6,840	9.500	2018
Rogers, MN	24,700	6.303	2025
Strafford, MO (3)	20,592	8.510	2042
Colfax, NC (1)	6,371	8.094	2026
Statesville, NC (1)	39,050	7.412	2024
Chichester, NH (1)	10,447	1.572	2026
Bridgeport, NJ	24,581	6.920	2031
Lakewood, NJ (1)	3,800	9.912	2027
Albuquerque, NM (1)	20,412	31.434	2026
Henderson, NV	25,850	4.400	2025
Las Vegas, NV (1)	5,000	15.840	2027
Bath, NY (1)	4,356	5.500	2026
Amsterdam, NY (2)	13,420	28.000	2033
Churchville, NY (1)	7,193	10.380	2026
Syracuse, NY (1)	12,242	8.190	2026
Akron, OH (1)	3,865	9.622	2026
Oklahoma City, OK (2)	12,500	8.219	2023
Junction City, OR (2)	21,401	1.970	2036
Wilsonville, OR	32,850	4.653	2016
Wood Village, OR (1)	6,495	11.070	2027
Columbia, SC (1)	23,450	4.140	2017
Myrtle Beach, SC	38,962	5.410	2037
Myrtle Beach, SC (1)	2,298	18.940	2026
North Charleston, SC (1)	13,142	7.690	2027
Spartanburg, SC (1)	11,900	19.263	2033

	Square Feet	Acres	Lease Expiration
Camping World Supercenter Locations continued:
Chattanooga, TN (1)	9,400	10.840	2024
Knoxville, TN (2)	10,763	24.580	2037
Nashville, TN (2)	34,478	3.238	2037
Anthony, TX (1)	7,061	32.000	2025
Denton, TX	22,984	6.887	2037
Fort Worth, TX (2)	11,102	16.000	2026
Katy, TX (1)	25,913	38.861	2025
Mission, TX	23,094	3.430	2015
New Braunfels, TX (3)	43,397	19.100	2035
Draper, UT	27,675	8.031	2026
Kaysville, UT (1)	6,033	16.200	2027
Roanoke, VA (3)	35,796	7.690	2023
Winchester, VA	19,400	4.120	2042
Burlington, WA (1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032
Madison, WI (3)	20,400	4.866	2023

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  In November 2007, AGI Holding Corp., (“AGHC”), formed a holding company, AGI Intermediate Holdco, LLC (“AGII”), at which time AGHC contributed 100% of the outstanding shares of common stock of AGHI to AGII.  AGII is the direct parent of AGHI.  AGHI was formed on March 2, 2005, at which time all of the stock of Affinity Group, Inc, (“AGI”) was contributed to AGHI from its parent, AGHC, a privately-owned corporation.  On April 27, 2004, AGI’s previous parent, Affinity Group Holding, Inc. (“AGH”) merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”).  The results of operations of AGI and AGH in 2004 have been restated to reflect the April 27, 2004 merger.  Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included herein.

	Year ended
	(dollars in thousands)
Statement of Operations Data:	2008	2007	2006	2005	2004
REVENUES:
Membership services	$152,643	$149,937	$137,394	$133,756	$131,608
Media	82,424	90,537	86,742	79,122	77,977
Retail	291,070	321,730	290,422	272,682	255,094
	526,137	562,204	514,558	485,560	464,679

COSTS APPLICABLE TO REVENUES:
Membership services	90,758	94,840	87,407	85,551	84,231
Media	61,126	62,258	58,302	53,855	53,042
Retail	170,911	194,940	175,015	162,363	151,196
	322,795	352,038	320,724	301,769	288,469

GROSS PROFIT	203,342	210,166	193,834	183,791	176,210

OPERATING EXPENSES:
Selling, general and administrative	142,798	145,619	133,193	121,353	116,137
Restructuring charge	—	—	93	—	—
Goodwill impairment	47,601	—	—	4,344	—
Impairment of investment in affiliate	81,005	—	—	—	—
Depreciation and amortization	20,304	19,453	19,162	15,919	13,893
	291,708	165,072	152,448	141,616	130,030

(LOSS) INCOME FROM OPERATIONS	(88,366)	45,094	41,386	42,175	46,180

NON-OPERATING ITEMS:
Interest expense, net	(36,409)	(36,248)	(35,555)	(32,240)	(23,239)
Loss on derivative instrument (1)	(2,394)	—	—	—	—
Debt extinguishment expense	—	(775)	(835)	—	(5,035)
Other non-operating income (expense), net	(323)	(149)	9	(5)	420
	(39,126)	(37,172)	(36,381)	(32,245)	(27,854)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(127,492)	7,922	5,005	9,930	18,326

INCOME TAX BENEFIT (EXPENSE) (2)	2,213	(1,583)	(22,268)	(4,291)	(8,075)

NET (LOSS) INCOME	$(125,279)	$6,339	$(17,263)	$5,639	$10,251

	December 31,
	(dollars in thousands)
	2008	2007	2006	2005	2004
Balance Sheet Data (at period end):
Working capital (deficiency)	$(15,013)	$(20,908)	$(35,764)	$(6,446)	$(10,813)
Total assets	296,158	423,962	410,897	418,895	320,222
Deferred revenues and gains (3)	96,424	104,390	100,089	98,920	99,130
Total debt	403,878	396,959	388,781	412,664	314,336
Total stockholders’ deficit	(298,005)	(171,274)	(173,019)	(152,469)	(158,108)

(1) Loss on deferred instrument pertains to the change in value of the $35.0 million interest rate swap agreement effective April 30, 2008.

(2) Effective January 1, 2006 the Company changed its tax status from a Subchapter C corporation to a Subchapter S corporation, upon receiving approval from the Internal Revenue Service.  The election to change included the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which remained Subchapter C Corporations.  As a result of the change in tax status, all deferred tax accounts of the Company, excluding Camping World and its wholly-owned subsidiaries, were revalued to account for the lower tax rates applicable to the Subchapter S corporation status and such reduction was charged to income tax expense for the year end December 31, 2006.

(3) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 17 months.  The deferred revenue balance for 2008, 2007, 2006, 2005, and 2004 also include deferred gains of $8.9 million, $9.3 million, $9.8 million, $10.3 million, and $10.8 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2008, 2007, and 2006 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

				Percentage Increase/
	Percentage of			(Decrease)
	Total Revenues			Year 2008	Year 2007
	2008	2007	2006	over 2007	over 2006

REVENUES:
Membership services	29.0%	26.7%	26.7%	1.8%	9.1%
Media	15.7%	16.1%	16.9%	(9.0)%	4.4%
Retail	55.3%	57.2%	56.4%	(9.5)%	10.8%
	100.0%	100.0%	100.0%	(6.4)%	9.3%

COSTS APPLICABLE TO REVENUES:
Membership services	17.2%	16.9%	17.0%	(4.3)%	8.5%
Media	11.6%	11.1%	11.3%	(1.8)%	6.8%
Retail	32.6%	34.6%	34.0%	(12.3)%	11.4%
	61.4%	62.6%	62.3%	(8.3)%	9.8%

GROSS PROFIT	38.6%	37.4%	37.7%	(3.2)%	8.4%

OPERATING EXPENSES:
Selling, general and administrative	27.1%	25.9%	26.0%	(1.9)%	9.3%
Restructuring charge	—	—	—	—	(100.0)%
Goodwill impairment	9.0%	—	—	100.0%	—
Impairment of investment in affiliate	15.4%	—	—	100.0%	—
Depreciation and amortization	3.9%	3.5%	3.7%	4.4%	1.5%
	55.4%	29.4%	29.7%	76.7%	8.3%

(LOSS) INCOME FROM OPERATIONS	(16.8)%	8.0%	8.0%	(296.0)%	9.0%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	0.2%	(2.2)%	(46.9)%
Interest expense	(7.0)%	(6.6)%	(7.0)%	0.4%	0.5%
Loss on derivative instrument	(0.5)%	—	—	100.0%	—
Debt extinguishment expense	—	(0.1)%	(0.2)%	(100.0)%	(7.2)%
	(7.4)%	(6.6)%	(7.0)%	5.3%	2.2%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(24.2)%	1.4%	1.0%	(1709.3)%	58.3%

INCOME TAX BENEFIT (EXPENSE)	0.4%	(0.3)%	(4.4)%	(239.8)%	(92.9)%

NET (LOSS) INCOME	(23.8)%	1.1%	(3.4)%	(2076.3)%	136.7%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues

Revenues of $526.1 million for 2008 decreased by $36.1 million or 6.4% from the comparable period in 2007.

Membership services revenues for 2008 of $152.6 million increased by $2.7 million or 1.8% from 2007.  This revenue increase was largely attributable to a $5.0 million brand licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”), a $1.6 million increase in marketing fee revenue from health and life insurance products, a $0.7 million increase in emergency road service revenue attributable to increased average enrollment, and a $0.6 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products including warranty sales through our growing network of Good Sam dealers, partially offset by a $1.7 million revenue decrease in fee income from financial services, a $1.3 million decrease in fee income recognized on vehicle insurance products, a $1.1 million decrease in advertising revenue in Highways Magazine, the Good Sam Club publication, and a $1.1 million revenue decrease in the Coast to Coast Club due to decreased enrollment.

Media revenues for 2008 of $82.4 million decreased by $8.1 million or 9.0% from 2007.  This decrease was primarily attributable to a $4.3 million revenue decrease from our outdoor power sports magazine group due to decreased number of issues published and decreased advertising revenue, a $3.3 million reduction in annual directory and campground guide revenue, and a $2.9 million revenue decrease for the RV magazine group primarily due to decreased advertising revenue.  These decreases were partially offset by a $2.4 million increase in consumer show revenue.

Retail revenue for 2008 of $291.1 million decreased approximately $30.7 million or 9.5% from 2007.  Store merchandise sales decreased $26.8 million from 2007 primarily due to a $33.5 million, or 15.6%, same store sales decrease compared to a 6.8% decrease in 2007.  This was partially offset by a $6.7 million revenue increase from the addition of 23 new stores over the past two years.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, mail order revenue decreased $8.6 million, and product extended warranty sales decreased $0.4 million.  These decreases were partially offset by a $4.4 million increase in supplies and other sales, and a $0.7 million increase in installation and service fees.

Costs Applicable to Revenues

Costs applicable to revenues totaled $322.8 million in 2008, a decrease of $29.2 million or 8.3% from 2007.

Membership services costs and expenses decreased by $4.1 million or 4.3% to $90.8 million for 2008.  This decrease was attributable to a $3.0 million reduction of marketing and program costs associated with the Good Sam Club, the Coast Club and the Golf Card Club, a $1.0 million reduction in marketing and programs costs associated with the extended vehicle warranty program, a $0.6 million reduction in vehicle insurance costs associated with lower revenue, and a $0.5 million cost reduction for emergency road service programs primarily related to claims costs, partially offset by $1.0 million of additional program costs associated with increased marketing fee revenue from health and life insurance products.

Media costs and expenses of $61.1 million for 2008 decreased $1.1 million or 1.8% compared to 2007.  This decrease was attributable to a $1.6 million cost reduction in the outdoor power sports magazines primarily related to a reduction in the number of issues published, a $0.9 million reduction in production and advertising costs of the RV magazines, and $0.6 million of reduced costs associated with reduced annual directory revenue, partially offset by $2.0 million of additional costs associated with the recently acquired consumer shows.

Retail costs applicable to revenues decreased $24.0 million or 12.3% to $170.9 million primarily due to reduced same store revenue.  The retail gross profit decreased by $6.6 million, with gross margin as a percent of revenues increasing from 39.4% in 2007 to 41.3% in 2008 due primarily to general price increases.

Operating Expenses

Selling, general and administrative expenses of $142.8 million for 2008 decreased $2.8 million or 1.9% from 2007.  This decrease was largely attributable to a $1.8 million reduction in executive wage-related expenses and professional fees, a $0.9 million reduction in arbitration expenses in connection with our 2007 asserted claim to a right of first refusal in connection with the sale of the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and a $0.7 million reduction in deferred executive compensation.  These decreases were partially offset by increased retail selling and general and administrative expenses of $0.6 million consisting of increased rent expense partially offset by decreased wages and travel.

The $47.6 million non-cash goodwill impairment charge was based on the results of a third party valuation report (“Valuation Report”), prepared in the third quarter of 2008 by Houlihan Smith and Company Inc., a nationally recognized firm, in anticipation of the potential sale of Camping World, that determined that the carrying value of the goodwill associated with Camping World exceeded its estimated fair value.  The $81.0 million non-cash long-lived asset impairment charge was also based on the Valuation Report prepared in anticipation of the potential sale of Camping World that determined the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeded its estimated fair value.

Depreciation and amortization expenses of $20.3 million were $0.9 million higher than in 2007 due primarily to increased amortization of intangible assets associated with the recent acquisitions and depreciation associated with new stores.

(Loss) Income from Operations

Loss from operations for 2008 was $88.4 million versus income from operations of $45.1 million for 2007.  This decrease of approximately $133.4 million decrease, or 296.0%, was attributable to increased operating expenses of $126.7 million, and reduced gross profit in the media and retail operations of $7.0 million and $6.6 million, respectively, partially offset by $6.8 million of increased gross profit for membership services operations.

Non-Operating Items

Net non-operating items for 2008 were $39.1 million, an increase of approximately $1.9 million from 2007.  This increase was primarily attributable to a $2.4 million loss on derivative instrument recorded in the fourth quarter of 2008 related to the ineffective portion of the loss in fair value of our $35.0 million interest rate swap, $0.2 million of additional loss on sale of equipment and a $0.1 million increase in interest expense in 2008 resulting from increased borrowings, partially offset by an $0.8 million reduction in debt extinguishment expense.

(Loss) Income before Income Taxes

Loss before income taxes for 2008 was $127.5 million versus income of $7.9 million in 2007.  This decrease from the prior year of approximately $135.3 million was attributable to approximately $133.4 million decrease in income from operations mentioned above, partially offset by the $1.9 million increase in non-operating items.

Income Tax Benefit (Expense)

The Company recorded income tax benefit of $2.2 million for 2008, compared to a $1.6 million income tax expense for 2007.  The change was primarily due the reversal of a deferred tax liability related to a long-lived intangible.

Net (Loss) Income

Net loss for 2008 was $125.3 million compared to net income of $6.3 million for 2007 mainly due to the reasons discussed above.

Segment (Loss) Profit

Segment loss of $3.8 million for 2008 (before impairment of investment in affiliate, and unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax (expense) benefit) decreased by approximately $63.6 million, or 106.3%, from 2007.

Membership services segment profit of $51.7 million in 2008 increased by $1.2 million, or 2.4% from 2007.  This increase was primarily attributable to a $5.0 million brand licensing fee charged to FreedomRoads, a $1.8 million increase in segment profit related to extended warranty programs, a $1.0 million increase in profit associated with reduced marketing and program costs in the Coast to Coast Club and the Golf Card Club, and a $0.7 million increase in segment profit related to health and life insurance.  These increases were partially offset by a $4.6 million decrease in segment profit for the ERS programs primarily related to decreased interest income, a $1.4 million decrease in segment profit related to decreased vehicle insurance products revenue, a $0.8 million segment profit decrease related to reduced revenue for RV financing products, and a $0.5 million segment profit decrease related to reduced credit card marketing fee revenue.

Media segment profit for 2008 of $9.2 million decreased by $8.3 million, or 47.3% from $17.5 million in 2007.  The decrease in gross profit margin was primarily due to a $2.3 million reduction in segment profit related to the outdoors power sports magazine group, a $2.5 million reduction in segment profit in annual directories and campground guides, a $2.0 million reduction in segment profit from the RV-related titles, a $1.2 million reduction in segment profit related to the consumer shows group, and a $0.3 million reduction in other publishing areas.

Retail segment loss for 2008 of $64.7 million increased by $56.5 million from 2007.  This increased segment loss resulted primarily from $47.6 million of goodwill impairment, a $6.7 million decrease in gross profit, a $0.8 million increase in depreciation and amortization expense, a $0.6 million increase in selling, general and administrative expenses, and an $0.8 million increase in net interest expense.

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

Media revenues for 2007 of approximately $90.6 million increased by $3.8 million or 4.4% from 2006.  This increase was primarily attributable to $2.6 million of revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006, $2.1 million of revenue associated with consumer shows acquired over the last two years and $0.9 million of additional annual directory revenue.  These increases were partially offset by a $0.7 million revenue decrease from the elimination of the Cruising Rider title, a $0.5 million decrease in campground atlas revenue, which is scheduled for its bi-annual update and reprint in 2008, a $0.3 million decrease in advertising revenue for the RV magazine group, and a $0.3 million revenue decrease due to ten fewer issues of Snow Week magazine in 2007.

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

Membership services costs and expenses increased by $7.4 million or 8.5% to $94.8 million for 2007.  This increase was attributable to $5.1 million of additional costs associated with increased extended vehicle warranty program revenue, including incremental marketing and overhead costs associated with the expansion of our Good Sam authorized dealer network, $0.9 million of additional emergency road service costs attributable to increased enrollment, $0.9 million of net additional membership services costs associated with increased membership in the Camping World President’s Club and Camp Club USA, partially offset by reduced membership in the Coast to Coast Club and the Golf Card

Club, $0.7 million of additional dealer program marketing costs, and $0.7 million of additional program costs associated with increased marketing fee revenue from health and life insurance products.  These increases were partially offset by $0.9 million of reduced costs resulting from the elimination of the RV Today television program.

Media costs and expenses of $62.3 million for 2007 increased $4.0 million or 6.8% compared to 2006.  This increase was attributable to $2.7 million of incremental costs from the recently acquired Affinity Guest Services Group, $1.6 million of costs associated with the recently acquired consumer shows, $0.7 million of additional costs associated with increased annual directory revenue, and $0.3 million of additional advertising expenses for the RV magazine group.  These increases were partially offset by a $0.7 million reduction in costs related to the elimination of Cruising Rider magazine, reduced campground atlas costs of $0.3 million resulting from reduced sales, and reduced costs of $0.3 million associated with fewer issues of Snow Week magazine.

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

Income from Operations

Income from operations of $45.1 million for 2007 increased $3.7 million or 9.0% compared to 2006.  This increase was attributable to increased gross profit in the retail and membership services operations of $11.4 million and $5.1 million, respectively, partially offset by increased operating expenses of $12.6 million and reduced gross profit for media operations of $0.2 million.

Non-Operating Items

Net non-operating items for 2007 were $37.2 million, a $0.8 million increase from 2006.  This increase was primarily attributable to a $0.5 million decrease in interest income, a $0.2 million increase in interest expense in 2007 resulting from increased debt, and a $0.1 million loss on sale of equipment.

Income before Income Taxes

Income before income taxes for 2007 was $7.9 million, or 58.3% more than 2006.  This $2.9 million increase from the prior year was attributable to the $3.7 million increase in income from operations mentioned above, partially offset by an $0.8 million increase in non-operating items.

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

Segment Profit

Segment profit of $59.9 million for 2007 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) increased approximately $5.5 million, or 10.0%, from 2006.

Membership services segment profit of $50.5 million in 2007 increased by $5.8 million, or 13.0% from 2006.  This increase was primarily attributable to a $3.9 million increase in profit associated with increased enrollment and increased interest income for the ERS programs, a $1.3 million increase in profit in the extended vehicle warranty program, and a $0.6 million increase in profit from Camp Club USA.

Media segment profit for 2007 of $17.5 million decreased by $2.3 million, or 11.8% from $19.8 million in 2006.  The decrease in gross profit margin was primarily due to reduced profit related to the consumer shows of $1.0 million primarily related to increased amortization expense, reduced gross profit from the RV-related titles of $1.0 million and $0.3 million of additional new product development costs and overhead.

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

Liquidity and Capital Resources

We have historically operated with a working capital deficit.  The working capital deficit as of December 31, 2008 and 2007 was $15.0 million and $20.9 million, respectively.  The primary reason for the working capital deficit is deferred revenue and gains reported under current liabilities were $60.6 million and $65.9 million as of December 31, 2008 and 2007, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.  We generated net cash from operations of $15.5 million and $13.4 million, in 2008 and 2007, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2008, in thousands.  The table below includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2008 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$509,128	$48,221	$181,109	$26,161	$253,637	$—	$—
Operating lease obligations	228,070	22,227	21,782	20,351	18,496	16,288	128,926
Deferred compensation	1,400	1,400
Other commercial commitments
Letters of credit	7,467	7,467	—	—	—	—	—

Grand total	$746,065	$79,315	$202,891	$46,512	$272,133	$16,288	$128,926

On June 24, 2003, our wholly-owned subsidiary, Affinity Group, Inc. (“AGI”) entered into the Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  As of December 31, 2008, $127.0 million was outstanding under the Term Loans and $8.5 million was outstanding on the revolving credit facility.  Reborrowings under the Term Loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of December 31, 2008, the average interest rate on the Term Loans was 7.27%, and permitted borrowings under the undrawn revolving facility were $27.5 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the Term Loans are $0.4 million.  The revolving credit facility and the Term Loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of December 31, 2008, we had letters of credit in the aggregate amount of $7.5 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.  Further, the AGI Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2008, the Company has no excess cash flow as defined.

On March 3, 2006, AGI amended its AGI Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the year ended December 31, 2008, AGHI distributed $2.0 million in the form of a dividend to AGHC in excess of the Company’s tax obligations.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, AGI entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which AGI granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million, being the fair value of such subsidiary as determined by an appraisal of Houlihan Smith & Company, Inc. dated as of March 1, 2009.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

Concurrent with the amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  The senior lenders agreed to subordinate their liens to such financing.  If a Camping World Financing has not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increase to prime rate plus 9.0% or LIBOR plus 10.0%.

The amended AGI Senior Credit Facility also revised AGI’s financial covenants in effect through the extended maturity date.  The Company’s forecast for 2009 anticipates compliance with all required covenants throughout 2009.  Significant cost reductions have been implemented in 2008, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, satellite office closures, and magazine size and frequency reductions.  Further cost reductions are set to be unveiled in 2009.  The Company believes that the amended bank financing, new secured loans, as well as forecasted cash flow will provide the cash flow needed to continue as a going concern through at least January 1, 2010.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  For the year ended December 31, 2008, the Company incurred a loss from operations of $88.4 million, which included $128.6 million of non-cash impairment charges.  Prior to recently amending its AGI Senior Credit Facility, as of December 31, 2008, the Company had a working capital deficiency of $141.3 million, a stockholder’s deficit of $298.0 million and $135.5 million of debt outstanding under its AGI Senior Credit Facility which was scheduled to mature on June 24, 2009.  In addition, the Company was forecasting that in 2009 it would be out of compliance with its prior financial covenants under its AGI Senior Credit Facility.

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  The Company completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004.  On June 8, 2006, AGI amended its AGI Senior Credit Facility to permit AGI to purchase up to $30.0 million of the AGI Senior Notes from time to time as and when the Company determines.  AGI purchased $29.9 million of the AGI Senior Notes at various times from June 2006 through August 2006 with its available cash, and the notes purchased have been retired.

On February 27, 2007, the Company amended the AGI Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the AGI Senior Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the AGI Senior Notes may be used for acquisitions or repay revolving credit loans.

On March 8, 2007, the Company purchased $17.7 million of the AGI Senior Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the AGI Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the AGI Senior Credit Facility.  As of December 31, 2008, $152.4 million of AGI Senior Notes remained outstanding.

The AGI Senior Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2008.

On March 24, 2005 in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of AGHI, and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, the Company had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  As of December 31, 2008, approximately $111.8 million of AGHI Notes remain outstanding, including $25.4 million due on March 15, 2010.  The AGHI Notes could not be redeemed prior to February 15, 2008.  Although the only source of the cash payment of the AGHI Notes is dividends from AGI, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  The August 15, 2009 interest payment is expected to be paid from proceeds of capital contributions made by AGHC.

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (3.42% percent at December 31, 2008 based upon the October 31, 2008 reset date) and make periodic payments at a fixed rate of 5.135% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (3.42% at December 31, 2008 based upon the October 31, 2008 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts are included in other accrued liabilities, and totaled $12.7 million and $4.7 million as of December 31, 2008 and December 31, 2007, respectively.

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Change in value from October 1, 2008 to December 31, 2008 was $2.4 million.  Included in other comprehensive loss is $0.5 million related to the $35.0 million interest rate swap which will be included in earnings when the underlying transaction being hedged is probable not occur.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.

During 2008, we incurred a benefit of $0.3 million relating to deferred executive compensation under our phantom stock agreements and made payments of $1.8 million on mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $1.4 million are scheduled to be made during 2009.

Capital expenditures for 2008 totaled $11.8 million compared to capital expenditures of $19.7 million in 2007.  Capital expenditures are anticipated to be approximately $4.0 million for 2009, primarily for one new Camping World store and equipment, software enhancements, information technology upgrades, and further website development.

Factors Affecting Future Performance

Our financial operations have been affected by the current economic downturn.  Other factors that could adversely affect our operations include increases in operating costs, fuel shortages and substantial increases in propane and gasoline prices.  Such events could cause declines in advertisements, club enrollment and retail spend.  We are unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  We believe we will be able to partially offset any cost increases with price increases to our members along with certain cost reducing measures.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  Based on the results of the Valuation Report, the Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the FreedomRoads Preferred Interest held by an indirect subsidiary of Camping World in FreedomRoads, a holding company whose subsidiaries sell and service new and used recreational vehicles.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2008.

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

Indefinite Lived Intangible Assets

Effective January 1, 2002, we adopted new accounting standards SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.”  In accordance with these new standards, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists.  As required by the new standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.  Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

The results of a third party Valuation Report prepared in the third quarter of 2008 by a nationally recognized firm in anticipation of the potential sale of Camping World indicated that the estimated fair value of the Camping World reporting unit was less than book value.  The excess of the carrying value over the estimated fair value of the Camping World reporting unit of was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.

Based on the results of the Valuation Report, the Company recorded also an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the FreedomRoads Preferred Interest held by an indirect subsidiary of Camping World in FreedomRoads, a holding company whose subsidiaries sell and service new and used recreational vehicles.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

We performed an annual goodwill impairment test as required and there were no goodwill impairment indicators for our other reporting units.  Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed as of December 31, 2008.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At December 31, 2008, accumulated other comprehensive loss was $10.3 million.

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

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning October 1, 2008.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.

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

New Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 would be effective for fiscal years beginning after November 15, 2007.  The Company has not elected to use the fair value option to measure any eligible items under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  This standard will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value acquired from in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development.  This new standard will be applied for business combinations that occur on or after January 1, 2009 and presentation and disclosure requirements of SFAS 160 shall be applied retrospectively.

In March 2008, the FASB issued SFAS Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The disclosure requirements of SFAS 161 will be applicable beginning in the first quarter of fiscal 2009.

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

Interest Rate Sensitivity Analysis

At December 31, 2008, we had debt totaling $403.9 million, comprised of $0.4 million of variable rate debt and $403.5 million of fixed rate debt, comprised of $135.0 million of debt fixed through the interest rate swap agreement, $152.4 million of Senior Notes, approximately $111.8 million of AGHI Notes and $4.3 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Affinity Group Holding, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group Holding, Inc. and its subsidiaries (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group Holding, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

June 5, 2009
Los Angeles, California

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,777	$8,566
Accounts receivable, less allowance for doubtful accounts of $2,147 in 2008 and $1,473 in 2007	40,191	33,330
Inventories	57,137	64,209
Prepaid expenses and other assets	13,547	14,431
Total current assets	121,652	120,536

PROPERTY AND EQUIPMENT, net	44,077	44,307
INVESTMENT IN AFFILIATE	—	81,005
NOTE FROM AFFILIATE	4,608	4,650
INTANGIBLE ASSETS, net	22,389	25,836
GOODWILL	96,828	144,429
DEFERRED TAX ASSETS, net	4,569	1,220
OTHER ASSETS	2,035	1,979
Total assets	$296,158	$423,962

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,950	$27,171
Accrued interest	11,581	6,700
Accrued income taxes	1,165	1,189
Accrued liabilities	27,009	36,123
Deferred revenues and gains	60,569	65,855
Current portion of long-term debt	12,391	4,406
Total current liabilities	136,665	141,444

DEFERRED REVENUES AND GAINS	35,855	38,535
LONG-TERM DEBT, net of current portion	391,487	392,553
OTHER LONG-TERM LIABILITIES	30,156	22,704
	594,163	595,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	12,041	5,861
Accumulated deficit	(299,710)	(172,431)
Accumulated other comprehensive loss	(10,337)	(4,705)
Total stockholder’s deficit	(298,005)	(171,274)
Total liabilities and stockholder’s deficit	$296,158	$423,962

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006 (IN THOUSANDS)

	2008	2007	2006

REVENUES:
Membership services	$152,643	$149,937	$137,394
Media	82,424	90,537	86,742
Retail	291,070	321,730	290,422
	526,137	562,204	514,558

COSTS APPLICABLE TO REVENUES:
Membership services	90,758	94,840	87,407
Media	61,126	62,258	58,302
Retail	170,911	194,940	175,015
	322,795	352,038	320,724

GROSS PROFIT	203,342	210,166	193,834

OPERATING EXPENSES:
Selling, general and administrative	142,798	145,619	133,193
Restructuring charge	—	—	93
Goodwill impairment	47,601	—	—
Impairment of investment in affiliate	81,005	—	—
Depreciation and amortization	20,304	19,453	19,162
	291,708	165,072	152,448

(LOSS) INCOME FROM OPERATIONS	(88,366)	45,094	41,386

NON-OPERATING ITEMS:
Interest income	579	592	1,115
Interest expense	(36,988)	(36,840)	(36,670)
Loss on derivative instrument	(2,394)	—	—
Debt extinguishment expense	—	(775)	(835)
Other non-operating (expense) income, net	(323)	(149)	9
	(39,126)	(37,172)	(36,381)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(127,492)	7,922	5,005

INCOME TAX BENEFIT (EXPENSE)	2,213	(1,583)	(22,268)

NET (LOSS) INCOME	$(125,279)	$6,339	$(17,263)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCES AT JANUARY 1, 2006	100	$1	$—	$(152,470)	$—	$(152,469)

Dividends	—	—	—	(3,287)	—	(3,287)
Net loss	—	—	—	(17,263)	—	(17,263)
BALANCES AT DECEMBER 31, 2006	100	1	—	(173,020)	—	(173,019)

Dividends	—	—	—	(5,750)	—	(5,750)
Contribution	—	—	5,861	—	—	5,861

Unrealized loss on interest rate swap	—	—	—	—	(4,705)	(4,705)
Net income	—	—	—	6,339	—	6,339
Total comprehensive income						1,634

BALANCES AT DECEMBER 31, 2007	100	1	5,861	(172,431)	(4,705)	(171,274)

Dividends	—	—	—	(2,000)	—	(2,000)
Contribution	—	—	6,180	—	—	6,180

Unrealized loss on interest rate swap	—	—	—	—	(5,632)	(5,632)
Net loss	—	—	—	(125,279)	—	(125,279)
Total comprehensive loss						(130,911)

BALANCES AT DECEMBER 31, 2008	100	$1	$12,041	$(299,710)	$(10,337)	$(298,005)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006 (IN THOUSANDS)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(125,279)	$6,339	$(17,263)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax provision	(3,349)	443	22,136
Depreciation	11,670	9,933	10,333
Amortization	8,634	9,520	8,829
Impairment loss on goodwill	47,601	—	—
Impairment loss on investment in affiliate	81,005	—	—
Provision for losses on accounts receivable	1,493	1,373	745
Deferred compensation	(311)	350	1,070
Loss (gain) on sale of property and equipment	321	150	(16)
Loss on early extinguishment of debt	—	775	835
Non-cash interest on AGHI Notes	1,465	5,785	10,690
Accretion of original issue discount	481	375	272
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(8,354)	(7,504)	(1,436)
Inventories	7,072	(11,506)	(5,664)
Prepaid expenses and other assets	1,249	(1,418)	(1,489)
Accounts payable	(3,221)	(5,406)	19,894
Accrued and other liabilities	4,054	732	(1,422)
Deferred revenues and gains	(9,027)	3,495	(460)
Net cash provided by operating activities	15,504	13,436	47,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,782)	(19,708)	(15,245)
Net proceeds from sale of property and equipment	22	178	126
Cash paid on loans to affiliate	42	38	34
Acquisitions, net of cash received	(3,409)	(304)	(2,868)
Net cash used in investing activities	(15,127)	(19,796)	(17,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution	—	5,861	—
Dividends paid	(2,000)	(5,750)	(3,287)
Borrowings on long-term debt	33,000	64,300	—
Payment of debt issue costs	(271)	(291)	(12)
Principal payments of long-term debt	(28,895)	(64,432)	(35,625)
Net cash provided by (used in) financing activities	1,834	(312)	(38,924)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,211	(6,672)	(9,823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,566	15,238	25,061

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,777	$8,566	$15,238

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”).  AGHI was formed on March 2, 2005, at which time all of the stock of AGI was contributed to AGHI from its parent, AGI Holding Corp. (“AGHC”) a privately-owned corporation.  In November 2007, AGHC formed a holding company, AGI Intermediate Holdco, LLC (“AGII”), at which time AGHC contributed 100% of the outstanding shares of common stock of AGHI to AGII.  Certain balances in the prior year consolidated financial statements were reclassified to conform with the current year presentation.

Basis for Presentation — The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  For the year ended December 31, 2008, the Company incurred a loss from operations of $88.4 million, which included $128.6 million of non-cash impairment charges.  Prior to the recent amendment to the AGI Senior Credit Facility, as of December 31, 2008, the Company had a working capital deficiency of $141.3 million and a stockholder’s deficit of $298.0 million and AGI had $135.5 million of debt outstanding under the AGI Senior Credit Facility which was scheduled to mature on June 24, 2009.  In addition, AGI was forecasting that in 2009 it would be out of compliance with financial covenants under the AGI Senior Credit Facility.  With respect to the AGHI Notes, AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes and AGHI paid the interest on the AGHI Notes due August 15, 2007 and 2008 from proceeds of capital contributions made by AGHI’s parent, AGHC.  The August 15, 2009 interest payment is expected to be paid from proceeds of capital contributions made by AGHC.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  Concurrent with the amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  See Long Term Debt Note #6.

The amended AGI Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  The Company’s forecast for 2009 anticipates compliance with all required covenants throughout 2009.  Significant cost reductions have been implemented in 2008, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, satellite office closures, and magazine size and frequency reductions.  Further cost reductions are set to be unveiled in 2009.  The Company believes that the amended bank financing, new secured loans, as well as forecasted cash flow will provide the cash flow needed to continue as a going concern through at least January 1, 2010.

Description of the Business — The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 78 retail outlets and a mail order business selling RV accessories, supplies and services through its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  The stores are

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

located throughout the United States.  The Company also publishes magazines, directories and books.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Fair value measurement — The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008, for its financial assets and liabilities.  The FASB delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Cash and Cash Equivalents — The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk — The Company is potentially subject to concentrations of credit risk in accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

Inventories — Inventories are stated at lower of FIFO (first-in, first-out) cost or market.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment — Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-27
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over their useful lives of the assets or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets — Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3).  The finite-lived intangible assets consisting of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements, and deferred financing costs have weighted average useful lives of approximately 6 years, 4 years, 15 years and 7 years, respectively.

Long-lived Assets - Long-lived assets, including capitalized software costs, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Self-insurance Program — Self-insurance accruals for workers compensation and general liability programs are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported.  Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Long-term Debt — The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $260.8 million as of December 31, 2008.

Revenue Recognition — Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.

Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2008 and 2007, $6.8 million and $7.0 million of advertising expenses have been capitalized as direct-response advertising, of which $4.2 million and $4.4 million, respectively, were reported as assets and $2.6 million and $2.6 million, respectively, were reported net of related deferred revenue.  Advertising expenses for 2008, 2007 and 2006 were $37.3 million, $39.1 million, and $32.8 million, respectively.

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At December 31, 2008, accumulated other comprehensive loss was $10.3 million.

Publications Revenue and Expense — Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns.  Subscription sales of publications are reflected in income over the lives of the subscriptions.  The related selling expenses are expensed as incurred.  Advertising revenues and related expenses are recorded at the time of delivery.  Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.  Revenues and related expenses for consumer shows are recognized when the show occurs.

Vendor Allowances — The Company receives rebates from vendors pursuant to several different types of programs.  Vendor consideration is accounted for as a reduction of the inventory cost and related cost of sales when the inventory is sold.

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Fees and Costs — The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.

Derivative Financial Instruments — The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

Income Taxes — The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect.  When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current period earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term deferred tax liabilities to other long-term liabilities.  There would be no affect on the effective tax rate if the unrecognized tax benefits were recognized.  The Company did not have any material increases in unrecognized tax benefits in the current period and does not anticipate any material increases in 2009.

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

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

excluding Camping World, Inc. and its wholly owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status.

Major Customers — Included in the Membership Services Segment is revenue in the amount of $18.5 million, $19.9 million, and $20.3 million, for the years 2008, 2007 and 2006, respectively, which was received under contracts from one customer of the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 would be effective for fiscal years beginning after November 15, 2007.  The Company has not elected to use the fair value option to measure any eligible items under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  This standard will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

acquired from in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development.  This new standard will be applied for business combinations that occur on or after January 1, 2009 and presentation and disclosure requirements of SFAS 160 shall be applied retrospectively.

In March 2008, the FASB issued SFAS Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The disclosure requirements of SFAS 161 will be applicable beginning in the first quarter of fiscal 2009.

2.                           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007

Land	$477	$477
Building and improvements	17,038	16,100
Furniture and equipment	64,764	61,950
Software	28,404	25,402
Systems development and construction in progress	8,932	5,930
	119,615	109,859
Less: accumulated depreciation and amortization	(75,538)	(65,552)
	$44,077	$44,307

3.                           GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the Company’s goodwill by business segment, for the years ended December 31, 2008 and 2007 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2007	$49,944	$46,884	$47,601	$144,429
Impairment	—	—	—	—
Balance as of December 31, 2007	49,944	46,884	47,601	144,429
Impairment	—	—	(47,601)	(47,601)
Balance as of December 31, 2008	$49,944	$46,884	$—	$96,828

3.                           GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

	2008
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$36,384	$(22,182)	$14,202
Resort and golf course participation agreements	13,385	(13,375)	10
Non-compete and deferred consulting agreements	18,830	(15,103)	3,727
Deferred financing costs	14,227	(9,777)	4,450
	$82,826	$(60,437)	$22,389

	2007
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$31,466	$(16,705)	$14,761
Resort and golf course participation agreements	13,410	(13,383)	27
Non-compete and deferred consulting agreements	18,830	(13,885)	4,945
Deferred financing costs	13,956	(7,853)	6,103
	$77,662	$(51,826)	$25,836

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2008 is as follows (in thousands):

2009	$7,386
2010	6,190
2011	5,672
2012	3,025
2013	116
Total	$22,389

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

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions

3.                           GOODWILL AND INTANGIBLE ASSETS (continued)

and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within the Camping World reporting unit.

The results of a third party valuation report (“Valuation Report”) prepared in the third quarter of 2008 by Houlihan Smith and Company Inc., a nationally recognized firm, in anticipation of the potential sale of Camping World, indicated that the estimated fair value of the Camping World reporting unit was less than book value.  The excess of the carrying value over the estimated fair value of the Camping World reporting unit of was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.

We performed an annual goodwill impairment test as required and there were no goodwill impairment indicators for our other reporting units.  Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed as of December 31, 2008.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

In January 2008, AGI Productions, Inc. acquired consumer shows from MAC Events, LLC for $3.4 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $0.6 million of liabilities.  In February 2008, AGI Productions, Inc. acquired consumer shows from Mid America Expositions, Inc. for $1.6 million.  As part of the purchase, the Company issued $0.5 million of debt and assumed $0.5 million of liabilities.  The cost of the acquisitions was allocated primarily to membership and customer lists.

The total costs of the acquisitions have been allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with SFAS No. 141, “Business Combinations.”  The allocations of the purchase price to assets and liabilities include various finite-lived assets and no additional goodwill.  The results of operations for each respective acquisition have been included in the Company’s results of operations from the date of the acquisitions.  Proforma results of operations for each year in which an acquisition occurred, assuming the acquisitions took place at the beginning of the year, would not differ significantly from the actual reported results.

4.                           LONG-LIVED ASSETS

In 2005, the Company issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the AGI and in turn, AGI made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture, and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads is owned 90% by the Stephen Adams Living Trust, which also indirectly owns 100.0% of the outstanding capital stock of AGHC and indirectly AGI.

Based on the results of the Valuation Report prepared in the third quarter of 2008, the Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

5.                           ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2008	2007

Compensation and benefits	$9,549	$14,511
Other accruals	17,460	21,612
	$27,009	$36,123

6.                           LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2008	2007

AGI Senior Credit Facility: Term Loans
Term Loans	$126,955	$128,605
Revolving credit facility	8,500	—
AGI 9% Senior Subordinated Notes due 2012	152,399	152,399
AGHI 10 7/8% Notes due 2012	111,732	105,390
Accrued interest on AGHI 10 7/8% Notes	—	4,396
Other long-term obligations	4,292	6,169
	403,878	396,959
Less: current portion	(12,391)	(4,406)
	$391,487	$392,553

AGI Senior Credit Facility - On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Senior

6.                           LONG-TERM DEBT (continued)

Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  The funds available under the revolving credit line of the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  Further, the AGI Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2008, the Company had no excess cash flow, as defined.  The AGI Senior Credit Facility is secured by substantially all the assets and a pledge of the stock of AGI.

On March 3, 2006, AGI amended the AGI Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the years ended December 31, 2008 and 2007, AGI distributed cash of $2.0 million and $5.8 million, respectively, in the form of a dividend to AGHI to fund the Company’s tax obligations.  Further, AGI amended the AGI Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World, Inc. and FreedomRoads Holding LLC and its subsidiaries, (collectively “FreedomRoads”) an affiliate of the Company.

On February 27, 2007, AGI amended its AGI Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the AGI Senior Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the AGI Senior Notes may be used for acquisitions or repay revolving credit loans.

As of December 31, 2008, $127.0 million was outstanding under the Term Loans and $8.5 million was outstanding under the revolving credit facility.  The average interest rate on the Term Loans was 7.27%.  As of December 31, 2008, permitted borrowings under the undrawn revolving line were $27.5 million.  The Company had commercial and standby letters of credit in the aggregate amount of $7.5 million outstanding as of December 31, 2008.  The aggregate quarterly scheduled payments on the Term Loans are $0.4 million.  The revolving credit facility and the Term Loans mature on June 24, 2009.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, AGI entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which AGI granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million, being the fair value of such subsidiary as determined by an appraisal of Houlihan Smith & Company, Inc. dated as of March 1, 2009.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

Concurrent with the amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  The senior lenders agreed to subordinate their liens to such financing.  If a Camping World Financing has not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increase to prime rate plus 9.0% or LIBOR plus 10.0%.

6.                           LONG-TERM DEBT (continued)

The amended AGI Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  The Company’s forecast for 2009 anticipates compliance with all required covenants throughout 2009.  Significant cost reductions have been implemented in 2008, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, satellite office closures, and magazine size and frequency reductions.  Further cost reductions are set to be unveiled in 2009.  The Company believes that the amended bank financing, new secured loans, as well as forecasted cash flow will provide the cash flow needed to continue as a going concern through at least January 1, 2010.

AGI Senior Subordinated Notes - On February 18, 2004, AGI issued $200.0 million of 9% AGI Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  Interest is payable on the AGI Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the AGI Senior Notes mature on February 15, 2012.  On June 8, 2006, AGI amended its AGI Senior Credit Facility to permit AGI to purchase up to $30.0 million of the AGI Senior Notes from time to time as and when the Company determines.  During 2006, AGI purchased $29.9 million of the AGI Senior Notes.  The Senior Notes purchases were made with available cash and the notes purchased have been retired.

On March 8, 2007, AGI purchased $17.7 million of the AGI Senior Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the AGI Senior Credit Facility.  The balance of the $25.0 million incremental loan was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the AGI Senior Credit Facility.  AGI also incurred an $0.8 million debt extinguishment charge representing the pro rata unamortized deferred finance costs associated with the prepayment of the AGI Senior Notes.  As of December 31, 2008, $152.4 million of AGI Senior Notes remain outstanding.

AGHI Notes - On March 24, 2005, in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of the Company, and AGI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and before February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007 and 2008 from proceeds of capital contributions made by AGHI’s parent, AGHC, in the amount of $5.9 million and $6.2 million, respectively.  As of December 31, 2008, approximately $111.8 million of AGHI Notes remain outstanding, including $25.4 million of AGHI Notes due March 15, 2010.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.

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

The AGI Senior Credit Facility, the AGI Indenture and the indenture governing our AGHI Notes contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments,

6.                           LONG-TERM DEBT (continued)

and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2008.

Total Long-term Debt - The aggregate future maturities of long-term debt at December 31, 2008 are as follows (in thousands):

2009	$12,391
2010	152,721
2011	82
2012	238,684
Total	$403,878

7.                           INCOME TAXES

The components of the Company’s income tax expense (benefit) from operations for the year ended December 31, consisted of (in thousands):

	2008	2007	2006
Current:
Federal	$—	$—	$—
State	29	16	12
Deferred
Federal	(2,065)	1,443	19,549
State	(177)	124	2,707
Income tax expense (benefit)	$(2,213)	$1,583	$22,268

A reconciliation of income tax expense (benefit) from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2008	2007	2006

Income taxes computed at federal statutory rate	$(49,321)	$(992)	$(2,830)
State income taxes - net of federal benefit	(4,227)	(85)	(243)
Other differences:
Deferred taxes upon change in tax status	—	—	23,097
Goodwill written off	14,739	—	—
Increase (decrease) of valuation allowance	36,696	2,724	2,459
Other	(100)	(64)	(215)
Income tax expense (benefit)	$(2,213)	$1,583	$22,268

7.                           INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2008	2007
Deferred tax liabilities:
Management incentive	$—	$(3,349)
Accelerated depreciation	(1,187)	(1,251)
Prepaid expenses	(386)	(313)
Other	(490)	(790)
	(2,063)	(5,703)

Deferred tax assets:
Investment impairment	30,784	—
Gift cards	796	799
Deferred revenues	27	148
Accrual for employee benefits and severance	325	615
Accrual for deferred phantom stock compensation	—	59
Net operating loss carryforward	11,179	4,569
Claims reserves	684	1,250
Intangible assets	179	216
Deferred book gain	2,521	2,521
Other reserves	2,016	1,929
	48,511	12,106

Valuation allowance	(41,879)	(5,183)

Net deferred tax assets	$4,569	$1,220

Effective January 1, 2006, the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  At December 31, 2008, Camping World, Inc. and its subsidiaries had a net operating loss carryforward of approximately $29.4 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire between 2026 and 2028.  The valuation allowance for deferred taxes was increased by $36.7 million as it was determined that the Company would have insufficient taxable income in the current, or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current year earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term deferred tax liabilities to other long-term liabilities.

7.                           INCOME TAXES (continued)

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2008	$14,390
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	103
Unrecognized tax benefits at December 31, 2008	$14,493

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.9 million related to unrecognized tax benefits during 2008 and in total, as of December 31, 2008, the liability for penalties and interest was $2.5 million.  This amount was included in other long-term liabilities.  The Company anticipates that the total amount of unrecognized tax benefits at December 31, 2008 will decrease by a least $12.6 million due to tax positions for which there was an uncertainty about the timing of revenue recognition in earlier years which will more likely than not become certain by the close of 2009.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2003.

8.                           INTEREST RATE SWAP AGREEMENTS

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (3.42% at December 31, 2008 based upon the October 31, 2008 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.

On March 19, 2008, the AGI entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (3.42% at December 31, 2008 based upon the October 31, 2008 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  Gains and losses on the fair value of the interest swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

8.                           INTEREST RATE SWAP AGREEMENTS (continued)

The fair value of these swaps included in accrued liabilities was $12.7 million and $4.7 million as of December 31, 2008 and December 31, 2007, respectively, and in accumulated other comprehensive loss of $10.3 million and $4.7 million as of December 31, 2008 and December 31, 2007, respectively.  The ineffective portion included in the statement of operations in loss on derivative instrument was $2.4 million at December 31, 2008.  AGI entered into the interest rate swaps to limit the effect of interest rate changes on our floating rate debt.

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings prospectively beginning October 1, 2008.  The change in value from October 1, 2008 to December 31, 2008 was $2.4 million.  Included in other comprehensive loss is $0.5 million related to the $35.0 million interest rate swap which will be included in earnings when the underlying transaction being hedged is probable not to occur.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expires on October 31, 2012.

The fair value of these swaps included in other long-term liabilities was $12.7 million of which $10.3 million is in accumulated other comprehensive loss and $2.4 million in the statement of operations at December 31, 2008, and $4.7 million for both other long-term liabilities and accumulated other comprehensive loss as of December 31, 2007, respectively.

9.                           FAIR VALUE

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

As of December 31, 2008, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Footnote 8 for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

The Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  The fair value of the FreedomRoads Preferred Interest was based on the Valuation Report and was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.  Therefore, the Company has categorized the FreedomRoads Preferred Interest as Level 3.

9.                           FAIR VALUE (continued)

The Company’s liability at December 31, 2008, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(in thouands)		Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap Contracts	$(12,731)	$—	$(12,731)	$—
FreedomRoads Preferred Interest	—	—	—	—

10.                     COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2008 are as follows (in thousands):

	Third Party	Related Party	Total
2009	$13,055	$9,172	$22,227
2010	12,552	9,230	21,782
2011	11,121	9,230	20,351
2012	9,489	9,007	18,496
2013	7,317	8,971	16,288
Thereafter	64,396	64,530	128,926
Total	$117,930	$110,140	$228,070

During 2008, 2007 and 2006, respectively, approximately $21.7 million, $17.9 million and $14.6 million of rent expense was charged to costs and expenses.

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

The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases.”  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.  As of December 31, 2008, $8.9 million gain remains and will be recognized over the future lease terms.

NASCAR Agreement — Pursuant to the terms of a certain Series Entitlement and Sponsorship Agreement dated as of January 1, 2009, by and between National Association for Stock Car

10.                     COMMITMENTS, CONTINGENCIES (continued)

Auto Racing, Inc. (“NASCAR”) and FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, and CWI, Inc. (“CWI”), a wholly owned subsidiary of Camping World, Inc. (the “NASCAR Sponsorship Agreement”), CWI and FR obtained rights as the title sponsor of the NASCAR Truck Series.  The NASCAR Sponsorship Agreement provides for a term of seven years, commencing January 1, 2009 and terminating December 31, 2015, and requires the payment of annual rights fees in exchange for the rights granted to FR and CWI.  The obligations of FR and CWI under the Sponsorship Agreement are joint and several in nature, provided that the liability of CWI for the annual rights fees during the term of the NASCAR Sponsorship Agreement is capped at an aggregate of $6,500,000.

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

Joint Venture Agreement — On March 6, 2006, Camping World entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of AGHI.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  There are no capital requirements or sharing of income and expenses.

11.                     RELATED-PARTY TRANSACTIONS

In conjunction with the sale of real estate properties to an affiliate on December 5, 2001, the Company accepted $4.8 million of the purchase price in the form of a ten-year balloon note receivable yielding 11% per annum, with monthly payments of approximately $46,000.  Such amount is included in Note from Affiliate on the accompanying balance sheet.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has established 45 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2008, the Company leased 37 properties from FreedomRoads, sub-leased six properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under six leases.  Total payments by the Company to FreedomRoads under these leased properties for 2008 and 2007 were approximately $4.2 million and $3.7 million, respectively, and future commitments under these leases total approximately $36.3 million.  The leases expire at various dates from August 2013 through September 2018.  For 2008 and 2007, lease payments received from FreedomRoads for the six subleased properties were approximately $0.7 million and $0.9 million, respectively, and future payments to be received under these subleases total approximately $4.5 million.  The Company paid FreedomRoads approximately $7.7 million and $9.4 million for 2008 and 2007, respectively, and FreedomRoads paid the Company approximately $27.7 million, and $17.5 million in 2008 and

11.        RELATED-PARTY TRANSACTIONS (continued)

2007, respectively, under the product marketing and sales agreements.  In addition to the $5.0 million receivable under the Cooperative Resources Agreement discussed below, Camping World’s outstanding accounts receivable balance to FreedomRoads was $1.1 million, consisting of $5.8 million in accounts receivable and $4.7 million in accounts payable, at December 31, 2008.

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

NASCAR Agreement — Pursuant to the terms of a certain Series Entitlement and Sponsorship Agreement dated as of January 1, 2009, by and between National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, and CWI, Inc. (“CWI”), a wholly owned subsidiary of Camping World, Inc. (the “NASCAR Sponsorship Agreement”), CWI and FR obtained rights as the title sponsor of the NASCAR Truck Series.  The NASCAR Sponsorship Agreement provides for a term of seven years, commencing January 1, 2009 and terminating December 31, 2015, and requires the payment of annual rights fees in exchange for the rights granted to FR and CWI.  The obligations of FR and CWI under the Sponsorship Agreement are joint and several in nature, provided that the liability of CWI for the annual rights fees during the term of the NASCAR Sponsorship Agreement is capped at an aggregate of $6,500,000.

Pursuant to the terms of the Amended and Restated Cooperative Resources Agreement (“Cooperative Resources Agreement”) dated January 1, 2008, by and between the Company and FreedomRoads Holding Company, Inc. (“FreedomRoads”) and Camping World, Inc., FreedomRoads obtained the right to use the Camping World logos, trademarks, and trade names (“CW Marks”).  The Cooperative Resources Agreement provides for a term of twenty-five years, commencing January 1, 2008 and terminating December 31, 2032, and requires payment by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the CW Marks granted by AGI.  The fee for 2008 was $5.0 million and was paid by FreedomRoads to AGI in the first quarter of 2009.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2008, 2007 and 2006, KSK received $201,000, $257,000, and $198,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors, is a director of that company.  During 2008 and 2007, PA received $0 and $86,000 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors, is a partner of that company.  During 2008 and 2007, FSA received $0 and $13,000 in fees from the Company, respectively.

12.        STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2008	2007	2006
Cash paid (received) during the year for:
Interest	$30,162	$29,916	$26,669
Income taxes	(5)	(195)	(1,138)

The Company entered into the following non-cash investing and financing transactions:

2008:

In January 2008, the Company assumed $0.6 million of liabilities and issued $0.4 million of debt in connection with the acquisition of nine RV and boat shows from MAC Events, LLC.

In February 2008, the Company assumed $0.5 million of liabilities and issued $0.5 million of debt in connection with the acquisition of three RV and boat shows from Mid America Expositions, Inc.

In August 2008, AGHC paid the interest on the AGHI Notes of $6.2 million representing a contribution from AGHC and a payment of interest on the notes.

In December 2008, the Company recorded the fair value of the interest rate swaps in Other Long-Term Liabilities of $12.7 million, in Accumulated Other Comprehensive Loss of $10.3 million, and ineffective portion in statement of operations of $2.4 million.

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

13.       BENEFIT PLAN

The Company’s total contribution to a deferred savings and profit sharing plan (the “401(k) Plan”) totaled approximately $0.9 million, $1.7 million, and $1.9 million for 2008, 2007, and 2006, respectively.

13.       BENEFIT PLAN (continued)

Affinity Group, Inc.

The Company sponsors a 401(k) Plan qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2008, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008 the Company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions). The Company’s contributions to the plan totaled approximately $0.5 million for 2008.

Camping World, Inc.

Beginning January 1, 2007 Camping World elected to no longer participate in the Affinity Group 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule was 50% up to the first 6% of eligible compensation.  Company matching contributions followed a six (6) year graded vesting schedule.  Effective June 6, 2008 the company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company’s contributions to the plan totaled approximately $0.4 million in 2008.

14.       DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company, and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2009, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 33% per year over a three-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation benefit of $0.3 million for 2008 and expense of $0.4 million and $1.1 million for 2007 and 2006, respectively, due to changes in the cumulative amount due under the plan.

15.       SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates 49 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through

15.       SEGMENT INFORMATION (continued)

retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2008
Revenues from external customers	$152,643	$82,424	$291,070	$526,137
Loss on sale of property and equipment	—	—	(321)	(321)
Interest income	3,589	—	29	3,618
Interest expense	—	208	16,126	16,334
Depreciation and amortization	3,218	5,954	8,565	17,737
Segment profit (loss)	51,679	9,228	(64,678)	(3,771)
Segment assets	221,262	88,101	110,964	420,327
Expenditures for segment assets	2,531	2,464	6,603	11,598

YEAR ENDED DECEMBER 31, 2007
Revenues from external customers	$149,937	$90,537	$321,730	$562,204
Gain (loss) on sale of property and equipment	—	5	(216)	(211)
Interest income	9,521	—	84	9,605
Interest expense	—	258	15,402	15,660
Depreciation and amortization	3,620	5,124	7,754	16,498
Segment profit (loss)	50,491	17,497	(8,136)	59,852
Segment assets	203,836	89,074	246,472	539,382
Expenditures for segment assets	2,744	1,244	15,650	19,638

YEAR ENDED DECEMBER 31, 2006
Revenues from external customers	$137,394	$86,742	$290,422	$514,558
Gain on sale of property and equipment	—	5	11	16
Interest income	6,485	—	6	6,491
Interest expense	—	329	13,709	14,038
Depreciation and amortization	3,658	4,365	8,217	16,240
Segment profit (loss)	44,695	19,837	(10,128)	54,404
Segment assets	167,837	87,122	225,680	480,639
Expenditures for segment assets	2,263	1,171	11,309	14,743

15.       SEGMENT INFORMATION (continued)

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
(Loss) gain on Sale of Property and Equipment
Total (loss) gain on sale for reportable segments	$(321)	$(211)	$16
Other non-allocated gain	—	61	—
Total (loss) gain on sale of property and equipment	$(321)	$(150)	$16

Interest Income
Total interest income for reportable segments	$3,618	$9,605	$6,491
Elimination of intersegment interest income	(3,589)	(9,521)	(6,485)
Other non-allocated interest income	550	508	1,109
Total interest income	$579	$592	$1,115

Interest Expense
Total interest expense for reportable segments	$16,334	$15,660	$14,038
Elimination of intersegment interest expense	(15,612)	(15,026)	(13,525)
Other non-allocated interest expense	36,266	36,206	36,157
Total interest expense	$36,988	$36,840	$36,670

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$17,737	$16,498	$16,240
Unallocated depreciation and amortization expense	2,567	2,955	2,922
Total consolidated depreciation and amortization	$20,304	$19,453	$19,162

(Loss) Income From Operations Before Taxes
Total (loss) profit for reportable segments	$(3,771)	$59,852	$54,404
Unallocated depreciation and amortization expense	(2,567)	(2,955)	(2,922)
Unallocated G & A expense	(14,062)	(17,113)	(17,541)
Unallocated interest expense, net	(35,716)	(35,698)	(35,048)
Unallocated gain on sale of property and equipment	—	61	—
Unallocated debt restructure expense	—	(775)	(835)
Unallocated restructuring charge	—	—	(93)
Unallocated arbitration expense	—	(955)	—
Unallocated loss on derivative instrument	(2,394)	—	—
Unallocated impairment of investment in affiliate	(81,005)	—	—
Elimination of intersegment interest expense, net	12,023	5,505	7,040
(Loss) Income from operations before income taxes	$(127,492)	$7,922	$5,005

Assets
Total assets for reportable segments	$420,327	$539,382	$480,639
Capitalized finance costs not allocated to segments	5,836	7,489	10,836
Corporate unallocated assets	3,237	3,544	6,596
Elimination of intersegment receivable	(133,242)	(126,453)	(87,174)
Consolidated total assets	$296,158	$423,962	$410,897

Capital Expenditures
Total expenditures for assets for reportable segments	$11,598	$19,638	$14,743
Other asset expenditures	184	70	502
Total capital expenditures	$11,782	$19,708	$15,245

16.       SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenue	$124,985	$147,729	$133,337	$120,086
Gross profit	47,764	57,492	49,700	48,386
Net income (loss)	(3,142)	2,629	(129,460)	4,694

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenue	$127,807	$153,864	$146,428	$134,105
Gross profit	48,527	57,234	53,505	50,900
Net income (loss)	(532)	4,390	(3,840)	6,321

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total revenue	$116,870	$139,003	$130,040	$128,645
Gross profit	44,776	51,294	48,735	49,029
Net income (loss)	560	(20,335)	(1,041)	3,553

17.       VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	(a)	of Period

Description:

Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$1,473	$1,493	$819	$2,147

Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$1,193	$1,373	$1,093	$1,473

Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$952	$745	$504	$1,193

(a)  Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

18.         SUBSEQUENT EVENT

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, AGI entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which AGI granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million, being the fair value of such subsidiary as determined by an appraisal of Houlihan Smith & Company, Inc. dated as of March 1, 2009.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

Concurrent with the amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.

18.       SUBSEQUENT EVENT (continued)

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  The senior lenders agreed to subordinate their liens to such financing.  If a Camping World Financing has not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increase to prime rate plus 9.0% or LIBOR plus 10.0%.

In the event the Camping World purchase option is exercised and, subject to the consent of the lenders under the AGI Senior Credit Facility, the sale of Camping World consummated, AGI would intend to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the AGI Senior Credit Facility, as amended.  As of December 31, 2008, an aggregate of $127.0 million was outstanding under the term loans and $8.5 million was outstanding under the revolving credit facility of the AGI Senior Credit Facility.

The financial statements for Camping World are different from the segment reporting in Footnote 3 because the Camping World President’s Club and other related ancillary products are included as part of the membership services segment in the segment reporting.

The following unaudited pro forma condensed consolidated balance sheet as of December 31, 2008 and December 31, 2007 and the statement of operations for the years ended December 31, 2008 and 2007 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to the shareholder of the ultimate parent of the Company.  The pro forma adjustments related to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as of December 31, 2008, but will meet such requirements in 2010 when the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at December 31, 2008.  In addition, the historical operating results have also been reclassified to reflect discontinued operations.

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

18.       SUBSEQUENT EVENT (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of December 31, 2008 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,777	$(842)	$9,935
Accounts receivable, net	40,191	(9,084)	31,107
Inventories	57,137	(55,908)	1,229
Prepaid expenses and other assets	13,547	(2,476)	11,071
Assets of discontinued operations	—	110,964	110,964
Total current assets	121,652	42,654	164,306

PROPERTY AND EQUIPMENT, net	44,077	(34,022)	10,055
NOTE FROM AFFILIATE	4,608	—	4,608
INTANGIBLE ASSETS, net	22,389	(3,391)	18,998
GOODWILL	96,828	—	96,828
DEFERRED TAX ASSETS, net	4,569	(4,569)	—
OTHER ASSETS	2,035	(672)	1,363
Total assets	$296,158	$—	$296,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,950	$(19,383)	$4,567
Accrued interest	11,581	—	11,581
Accrued income taxes	1,165	372	1,537
Accrued liabilities	27,009	(10,864)	16,145
Deferred revenues and gains	60,569	(7,254)	53,315
Current portion of long-term debt	12,391	—	12,391
Liabilities of discontinued operations	—	59,536	59,536
Total current liabilities	136,665	22,407	159,072

DEFERRED REVENUES AND GAINS	35,855	(8,500)	27,355
LONG-TERM DEBT, net of current portion	391,487	—	391,487
OTHER LONG-TERM LIABILITIES	30,156	(13,907)	16,249
	594,163	—	594,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	12,041	—	12,041
Accumulated deficit	(299,710)	—	(299,710)
Accumulated other comprehensive income	(10,337)	—	(10,337)
Total stockholder’s deficit	(298,005)	—	(298,005)
Total liabilities and stockholder’s deficit	$296,158	$—	$296,158

18.       SUBSEQUENT EVENT (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of December 31, 2007 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,566	$(3,315)	$5,251
Accounts receivable, net	33,330	(7,150)	26,180
Inventories	64,209	(63,336)	873
Prepaid expenses and other assets	14,431	(2,741)	11,690
Assets of discontinued operations	—	246,472	246,472
Total current assets	120,536	169,930	290,466

PROPERTY AND EQUIPMENT, net	44,307	(35,232)	9,075
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,650	—	4,650
INTANGIBLE ASSETS, net	25,836	(4,484)	21,352
GOODWILL	144,429	(47,601)	96,828
DEFERRED TAX ASSETS, net	1,220	(1,220)	—
OTHER ASSETS	1,979	(388)	1,591
Total assets	$423,962	$—	$423,962

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,171	$(23,072)	$4,099
Accrued interest	6,700	—	6,700
Accrued income taxes	1,189	206	1,395
Accrued liabilities	36,123	(14,866)	21,257
Deferred revenues and gains	65,855	(7,677)	58,178
Current portion of long-term debt	4,406	—	4,406
Liabilities of discontinued operations	—	67,282	67,282
Total current liabilities	141,444	21,873	163,317

DEFERRED REVENUES AND GAINS	38,535	(8,952)	29,583
LONG-TERM DEBT, net of current portion	392,553	—	392,553
OTHER LONG-TERM LIABILITIES	22,704	(12,921)	9,783
	595,236	—	595,236

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	5,861	—	5,861
Accumulated deficit	(172,431)	—	(172,431)
Accumulated other comprehensive income	(4,705)	—	(4,705)
Total stockholder’s deficit	(171,274)	—	(171,274)
Total liabilities and stockholder’s deficit	$423,962	$—	$423,962

18.       SUBSEQUENT EVENT (continued)

Unaudited pro forma information relating to the operations of AGHI reclassifying Camping World for the year ended December 31, 2008 to discontinued operations is as follows (in thousands):

	2008	Reclassification of	2008
	Historical	Camping World	Pro Forma
REVENUES:
Membership services	$152,643	$(18,013)	$134,630
Media	82,424	—	82,424
Retail	291,070	(291,070)	—
	526,137	(309,083)	217,054

COSTS APPLICABLE TO REVENUES:
Membership services	90,758	(3,792)	86,966
Media	61,126	—	61,126
Retail	170,911	(170,911)	—
	322,795	(174,703)	148,092

GROSS PROFIT	203,342	(134,380)	68,962

OPERATING EXPENSES:
Selling, general and administrative	142,798	(123,812)	18,986
Impairment of goodwill	47,601	(47,601)	—
Impairment of long-lived assets	81,005	(81,005)	—
Depreciation and amortization	20,304	(8,565)	11,739
	291,708	(260,983)	30,725

(LOSS) INCOME FROM OPERATIONS	(88,366)	126,603	38,237

NON-OPERATING ITEMS:
Interest income	579	(29)	550
Interest expense	(36,988)	4,097	(32,891)
Loss on derivative instrument	(2,394)	—	(2,394)
Other non-operating items	(323)	321	(2)
	(39,126)	4,389	(34,737)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(127,492)	130,992	3,500

INCOME TAX BENEFIT (EXPENSE)	2,213	(2,530)	(317)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(125,279)	128,462	3,183

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(130,992)	(130,992)
Income tax benefit	—	2,530	2,530
Loss on discontinued operations	—	(128,462)	(128,462)

NET LOSS	$(125,279)	$—	$(125,279)

18.       SUBSEQUENT EVENT (continued)

Unaudited pro forma information relating the operations of AGHI reclassifying Camping World for the year ended December 31, 2007 to discontinued operations is as follows (in thousands):

	2007	Reclassification of	2007
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$149,937	$(18,215)	$131,722
Media	90,537	—	90,537
Retail	321,730	(321,730)	—
	562,204	(339,945)	222,259

COSTS APPLICABLE TO REVENUES:
Membership services	94,840	(4,029)	90,811
Media	62,258	—	62,258
Retail	194,940	(194,940)	—
	352,038	(198,969)	153,069

GROSS PROFIT	210,166	(140,976)	69,190

OPERATING EXPENSES:
Selling, general and administrative	145,619	(123,246)	22,373
Depreciation and amortization	19,453	(7,754)	11,699
	165,072	(131,000)	34,072

INCOME FROM OPERATIONS	45,094	(9,976)	35,118

NON-OPERATING ITEMS:
Interest income	592	(84)	508
Interest expense	(36,840)	4,503	(32,337)
Debt extinguishment expense	(775)	—	(775)
Other non-operating items	(149)	216	67
	(37,172)	4,635	(32,537)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	7,922	(5,341)	2,581

INCOME TAX EXPENSE	(1,583)	1,258	(325)

INCOME FROM CONTINUING OPERATIONS	6,339	(4,083)	2,256

DISCONTINUED OPERATIONS
Income from operations of discontinued Camping World, Inc.	—	5,341	5,341
Income tax expense	—	(1,258)	(1,258)
Income from discontinued operations	—	4,083	4,083

NET INCOME	$6,339	$—	$6,339

18.    SUBSEQUENT EVENT (continued)

Unaudited pro forma information relating the operations of AGHI reclassifying Camping World for the year ended December 31, 2006 to discontinued operations is as follows (in thousands):

	2006	Reclassification of	2006
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$137,394	$(15,520)	$121,874
Media	86,742	—	86,742
Retail	290,422	(290,422)	—
	514,558	(305,942)	208,616

COSTS APPLICABLE TO REVENUES:
Membership services	87,407	(4,015)	83,392
Media	58,302	—	58,302
Retail	175,015	(175,015)	—
	320,724	(179,030)	141,694

GROSS PROFIT	193,834	(126,912)	66,922

OPERATING EXPENSES:
Selling, general and administrative	133,193	(112,454)	20,739
Restructuring charge	93	—	93
Depreciation and amortization	19,162	(8,217)	10,945
	152,448	(120,671)	31,777

INCOME FROM OPERATIONS	41,386	(6,241)	35,145

NON-OPERATING ITEMS:
Interest income	1,115	(6)	1,109
Interest expense	(36,670)	4,318	(32,352)
Debt extinguishment expense	(835)	—	(835)
Other non-operating items	9	624	633
	(36,381)	4,936	(31,445)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	5,005	(1,305)	3,700

INCOME TAX EXPENSE	(22,268)	(238)	(22,506)

LOSS FROM CONTINUING OPERATIONS	(17,263)	(1,543)	(18,806)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	1,305	1,305
Income tax benefit	—	238	238
Loss on discontinued operations	—	1,543	1,543

NET LOSS	$(17,263)	$—	$(17,263)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated

Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

This annual report does not include an audit report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Michael A. Schneider	54	President, Chief Executive Officer and Director
Marcus Lemonis	35	Chief Executive Officer and President of Camping World, Inc.
Thomas F. Wolfe	47	Senior Vice President and Chief Financial Officer
Laura A. James	52	Senior Vice President/ Human Resources
Joseph Daquino	49	Senior Vice President, Membership Clubs President
John A. Sirpilla	42	President of Retail Operations of Camping World, Inc.
Brent Moody	47	Senior Vice President/ Business Development and General Counsel of Camping World, Inc.
Prabhuling Patel	62	Senior Vice President, Products and Services
Stephen Adams	71	Chairman of the Board of Directors
Andris A. Baltins	63	Director
David Frith-Smith	63	Director
J. Kevin Gleason	57	Director
George Pransky	68	Director
Townsend C. Smith	49	Director

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

Marcus A. Lemonis was appointed President and Chief Executive Officer of Camping World, Inc. (“Camping World”) effective September 13, 2006.  Mr. Lemonis also currently serves and, since 2003, has served as Chief Executive Officer and President of FreedomRoads Holding Company LLC and its subsidiaries (“FreedomRoads”).  FreedomRoads operates RV dealerships across the United States and is controlled by Mr. Adams.  From 2001 to 2003, Mr. Lemonis served as President, Chief Executive Officer and Chairman of the Board of Directors of Holiday RV Superstores, Inc.  Holiday RV Superstores, Inc. filed for bankruptcy on October 18, 2003.

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

Joe Daquino became our Senior Vice President and Membership Clubs President of AGI in March 2008 in addition to overseeing AGI’s Multimedia Division.  From January 2007 to March 2008, Joe served as senior vice president for AGI’s Multimedia Division as well as its Interactive Group.  From 1995 until 2006, he was Vice President for AGI Multimedia, overseeing publication of annual directories.  From 1984 until his appointment as Vice President, Mr. Daquino served in various management and staff positions at the company.

John A. Sirpilla was appointed President of the Retail Operations of Camping World on January 15, 2008.   Prior to that time, Mr. Sirpilla was the Executive Vice President of Operations for Camping World retail stores and FreedomRoads RV dealerships from June 2005 through January 2008.   He joined FreedomRoads as a Regional President in October 2003 and ran the Mid-American Region of 14 locations.    Mr. Sirpilla was President and CEO of Sirpilla RV Center, Inc. for 15 years prior to joining the company through the acquisition of his dealership.

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

Stephen Adams has been the Chairman of our Board of Directors since December 1988.  Mr. Adams is also chairman and 90% owner of FreedomRoads which operates RV dealerships throughout the United States.  In addition, Mr. Adams is the Chairman of the Board of Directors and the controlling shareholder of AOA.  Mr. Adams is also the Chairman and 95% owner of ABH, which operates through its subsidiary, a national bank.

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

Townsend C. Smith is a Managing Director and Market Manager of the JP Morgan Private Bank.  Prior to joining JP Morgan in 1992, Mr. Smith was an Investment Banker at Kidder, Peabody & Co. from 1987 to 1992, and a Corporate Lending Officer at Manufactures Hanover Trust Company from 1981 to 1985.  JP Morgan has provided banking services to the Company. Mr. Smith joined the Board of Directors in March 2008.  He also serves as a director of AOA and various other private and non-profit organizations.

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

ITEM 11:  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during 2008, 2007 and 2006 as reported in the compensation tables and accompanying narrative sections appearing on pages 95 to 104 of this annual report on Form 10-K.

In connection with our joint marketing agreement with FreedomRoads, some of our officers also perform services for FreedomRoads.  Messrs. Moody and Sirpilla, were officers of our Camping World subsidiary prior to entering into the joint marketing agreement with FreedomRoads, and are compensated by the Company.  Mr. Lemonis was, and currently is, President and Chief Executive Officer of FreedomRoads before the joint marketing agreement was implemented and receives his primary compensation from FreedomRoads, except for $100,000 in annual salary paid by Camping World.  Accordingly, Mr. Lemonis is not included in the Summary Compensation Table below or the following discussion.

Compensation Objectives

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  In addition, the total compensation opportunities provided to Executive Officers reflect both the responsibility of each position (internal equity) and competitive market levels (external competitiveness).

Driving Performance:  The Company seeks to significantly correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company.  Accordingly, base salary comprises only 15-20% of the total compensation opportunity for the President and Chief Executive Officer of the Company, Mr. Schneider, and 60-70% of the total compensation opportunity for the other Executive Officers excluding Mr. Sirpilla who is paid only a base salary.  The remaining balance of each Executive Officer’s total compensation opportunity is dependent upon short-term and long-term increases in Company financial performance and operating profit.

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

Determining Compensation

The Company relies upon its own judgment in designing the compensation opportunities provided to the Executive Officers.  Messrs. Schneider and Lemonis make recommendations to the Chairman of the Board of Directors regarding the appropriate levels of total compensation opportunities based upon their review of the individual performance and responsibilities of the Executive Officers under their supervision and the financial and operational performance of the Company or Camping World, as appropriate, as a whole.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Schneider and the phantom stock agreement opportunities for all of the Executive Officers.  The Chairman of the Board of Directors also provides Mr. Schneider and Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  Mr. Schneider ultimately determines the amount of compensation opportunities provided to Messrs. Wolfe, Patel and Daquino within the scope of authority provided by the Chairman of the Board of Directors.  In addition, Mr. Lemonis ultimately determines the amount of compensation opportunities provided to Mr. Sirpilla within the scope of authority provided by the Chairman of the Board of Directors.  The Chairman of the Board of Directors or the Chief Executive Officer of either the Company or Camping World, as the case may be, considers the annual and long-term financial performance of the Company or Camping World in determining the forms and amounts of compensation paid to each Executive Officer.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempts to achieve its goal of driving performance by making a significant portion, 80-85% of the total compensation opportunity provided to Mr. Schneider, and 30-40% of the total compensation opportunity provided to each of the other Executive Officers, excluding Mr. Sirpilla, dependent upon the Company’s annual and long-term performance and value.  A higher proportion of the compensation opportunity provided to Mr. Schneider, as compared to the other Executive Officers, is tied to Company performance because he is the leader of his respective business operations and thus is in a more unique position to influence the performance of the Company.  However, the Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company—both in the short and long-term.

AGI, which is a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”), does not grant shares of Company stock or stock options to the Executive Officers.  The long-term incentive awards in the form of phantom stock agreements are intended to provide Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a company with publicly traded equity securities.

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  The Company provided nominal cost of living increases to Messrs. Wolfe, Daquino and Patel, but no increase for Mr. Schneider.

The amount of base salary paid to each of the Executive Officers for 2008, 2007 and 2006 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

The Company adopts an annual incentive award program applicable to its Executive Officers and other employees.

2008 — Non-Equity Incentive Awards:

For 2008, Messrs. Schneider and Wolfe received their annual incentive awards based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive award for Messrs. Schneider and Wolfe was based on 1.0% and 0.25%, respectively, of the Company’s income from operations excluding depreciation, amortization, phantom stock expense, other non-recurring expense, and the operations of Camping World, Inc. (the “2008 Value”).  The 2008 Value was $44.7 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  To the extent necessary after year-end, additional payments were made to each of Messrs. Schneider and Wolfe based upon this final measurement in order that the aggregate amount of incentive award paid correlates with his assigned percentage of actual

Company performance during the year.  The Company takes a conservative position in estimating the pro rata amounts paid to Messrs. Schneider and Wolfe throughout the year in connection with the regular payroll cycle and, to date, has not made any downward adjustments in the amount of incentive award paid based upon the final performance review.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation table.

For 2008, Messrs. Patel and Daquino participated in discretionary annual incentive award programs.  Messrs. Patel’s and Daquino’s annual incentive awards were based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $121,125 for 2008 and was paid in the first quarter of 2009.  The amount of annual incentive award for Mr. Daquino was $89,791 for 2008 and was paid in the first quarter of 2009.  These amounts are reflected in the Bonus column of the Summary Compensation table.

2007 — Non-Equity Incentive Awards:

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

For 2007, Messrs. Patel and Daquino participated in discretionary annual incentive award programs.  Messrs. Patel’s and Daquino’s annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $132,350 for 2007 and paid in the first quarter of 2008. The amount of annual incentive award for Mr. Daquino was $125,074 for 2007 and paid in the first quarter of 2008.   These amounts are reflected in the Bonus column of the Summary Compensation table.

2006 — Non-Equity Incentive Awards:

For 2006, Messrs. Schneider and Wolfe received their annual incentive awards based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive award for Messrs. Schneider and Wolfe was based on 1.0% and 0.2%, respectively, of the Company’s income from operations in excess of $2.8 million, excluding depreciation, amortization, phantom stock expense and other non-recurring expenses (specifically, debt extinguishment expense of $835,000 and reorganization expense of $93,000 in 2006) (“2006 Value”).  The 2006 Value was $59 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation table.

For 2006, Messrs. Patel and Daquino participated in discretionary annual incentive award programs.  Mr. Patel’s and Daquino’s annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $108,250 for 2006 and paid in the first quarter of 2007.  The amount of annual incentive award for Mr. Daquino was $123,393 for 2006 and paid in the first quarter of 2007. These amounts are reflected in the Bonus column of the Summary Compensation table.

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

The amount of phantom stock expensed during 2008, 2007 and 2006 for each Executive Officer is included in the Stock Awards column of the Summary Compensation Table below.

Messrs. Schneider, Wolfe and Patel:  Messrs. Schneider, Wolfe and Patel have each entered into phantom stock agreements with the Company in 2004.  The agreements for Messrs. Schneider and Wolfe are dated January 1, 2004, and the agreement for Mr. Patel is dated April 1, 2004 pursuant to which Mr. Schneider will receive 2.50%, Mr. Wolfe will receive 0.33% and Mr. Patel will receive 0.10% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2006.  The phantom stock payout under the 2004 agreements will be paid in three equal annual installments of $826,637, $109,116 and $35,660 for Messrs. Schneider, Wolfe and Patel, respectively, the first of which was distributed during the second quarter of 2007.

Messrs. Schneider, Wolfe, Patel and Daquino:  Messrs. Schneider, Wolfe, Patel, and Daquino have also each entered into phantom stock agreements with the Company in 2007.  The agreements for Messrs. Schneider, Wolfe, Patel and Daquino are dated January 1, 2007, pursuant to which Mr. Schneider will receive 5.0%, Mr. Wolfe will receive 0.66%, Mr. Patel will receive 0.25%, and Mr. Daquino will receive 0.40% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2009.  The phantom stock payout under the 2009 agreements, if any, will be paid in three equal annual installments starting in 2010.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

401(k) Savings and Profit Plan

Affinity Group, Inc.

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2008, the Company elected Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008, the company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions). Employer Matching Contributions for all Affinity employees totaled $521,115 in 2008.  The amounts of 401(k) Plan matching contributions by the Company during 2008 are reflected in the All Other Compensation column of the Summary Compensation Table below.

Camping World, Inc.

Beginning January 1, 2007 Camping World was no longer a participating employer in the Affinity Group 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of 18, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule is 50% up to the first 6% of eligible compensation.  Company matching contributions follow a six (6) year graded vesting schedule.  Effective June 6, 2008, the Company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  Employer Matching Contributions for all Affinity employees totaled $403,839.  The amounts of 401(k) Plan matching contributions by the Company during 2008 are reflected in the All Other Compensation column of the Summary Compensation Table below.

KEYSOP

Effective January 1999, the Company participates in AGHC’s KEYSOP, a non-qualified deferred compensation plan administered through RABBI trusts, for key employees of the Company and its subsidiaries.  Mr. Sirpilla and Daquino elected not to participate in the KEYSOP.  Through March 2007 participants could contribute all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Beginning April 1, 2007 future contributions to the KEYSOP were no longer allowed.  Trustees under the KEYSOP received such contributions and invest the deferred amounts based upon the specific election of each participant.  The Company does not make any matching contributions to the KEYSOP.  Payouts under the KEYSOP are based upon the elections of the specific participants and are subject to the rules and regulations governing the KEYSOP program.  The remaining assets of the KEYSOP were distributed and the program was dissolved in 2008.

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

Perquisites

The Company provides its Executive Officers with very limited perquisites, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for Mr. Schneider.  In addition, Mr. Sirpilla receives an annual car allowance of approximately $26,000.  To the extent that such aggregate incremental cost to the Company of providing these perquisites to each Executive Officer is equal to or greater than $10,000, such amount is included in the All Other Compensation column of the Annual Compensation Table.

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

Stephen Adams

Andris A. Baltins

David Frith-Smith

J. Kevin Gleason

George Pransky

Townsend C. Smith

Michael A. Schneider

Summary Compensation Table

The following table shows, for the fiscal years completed December 31, 2008, 2007 and 2006, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Senior Vice President and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2008 (collectively, the “Executive Officers”).

						Change in
						Pension
						Value and
					Non-Equity	Non-qualified
					Incentive	Deferred	All
				Stock	Plan	Compensation	Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)(3)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Michael A. Schneider	2008	$100,000	$—	$—	$447,000	$31,106	$7,634	$585,740
President,	2007	100,000	—	236,167	481,850	248,070	11,608	1,077,695
Chief Executive Officer	2006	100,000	—	936,011	590,050	519,133	8,587	2,153,781

John Sirpilla	2008	440,000	—	—	—	—	29,778	469,778
President
Retail Operations of
Camping World, Inc.

Prabhuling Patel	2008	184,577	121,125	—	—	(9,306)	6,677	303,073
Senior Vice President	2007	179,808	132,350	11,808	—	19,309	4,133	347,408
	2006	175,000	108,250	40,155	—	13,989	4,000	341,394

Thomas F. Wolfe	2008	191,000	—	—	111,750	(13,067)	4,870	294,553
Senior Vice President	2007	190,769	—	31,174	120,463	23,284	8,857	374,547
Chief Financial Officer	2006	185,000	—	122,985	118,010	41,080	8,673	475,748

Joseph Daquino	2008	185,000	89,791	—	—	—	5,770	280,561
Senior Vice President,	2007	184,175	125,074	—	—	—	7,180	316,429
President Affinity	2006	163,000	123,393	—	—	—	6,790	293,183
Membership Clubs

(1)                                  Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, 2007 and 2006 pursuant to the phantom stock agreements and thus may include awards granted in and prior to 2008.  These amounts differ from the actual payments described under Long-Term Compensation/ Phantom Stock Agreements as the amounts described in that section include amounts of phantom stock awards earned in prior years.

(2)                                  The amount of earnings on amounts deferred under the KEYSOP is dependent upon the particular investment choices of the participant, which may include private investments.  The Company does not influence or have any involvement in the earnings under the KEYSOP.  The amounts shown in the table reflect the aggregate earnings on each Executive Officer’s account during 2008, 2007 and 2006 (including earnings that are at or below market).  Messrs. Sirpilla and Daquino elected not to participate in the KEYSOP.  The Company does not maintain any pension plans.  In addition, the Executive Officers do not receive above-market or preferential earnings on compensation that is deferred pursuant to the 401(k) Plan.

(3)                                  Includes $5,600, $3,650, $5,640, $4,600 and $5,500 for 2008 and $8,857, $0, $4,133, $8,857 and $6,889 for 2007, and $8,587, $0, $0, $8,673 and $6,520 for 2006, of Company matching contributions under the 401(k) Plan for Messrs. Schneider, Sirpilla, Patel, Wolfe and Daquino, respectively.  In addition, includes $2,034 and $173 for 2008 and $2,751 and $0 for 2007, and $0 and $0 for 2006, of Company-paid life insurance premiums for Mr. Schneider and Mr. Sirpilla, respectively.  Also includes $25,955 for automobile allowance for Mr. Sirpilla for 2008.

Grants of Plan-Based Awards in 2008

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

The following table reflects the actual payout to Messrs. Schneider and Wolfe pursuant to the annual incentive award program based on Company performance in 2008, 2007 and 2006, a portion of which were paid the year earned with the remainder paid the following year.  As noted in footnote 1 to the following table, the annual incentive awards paid to Messrs. Sirpilla, Patel and Daquino for 2008, 2007 and 2006 were discretionary and thus are not reflected in this table.

Name	Year	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)
Michael A. Schneider	2008	$447,000
President, Chief Executive Officer	2007	481,350
	2006	590,050

John Sirpilla President Retail Operations of Camping World, Inc.	2008	—
	2007	—
	2006	—

Prabhuling Patel	2008	—
Senior Vice President	2007	—
	2006	—

Thomas F. Wolfe	2008	111,750
Senior Vice President	2007	120,463
Chief Financial Officer	2006	118,010

Joseph Daquino	2008	—
Senior Vice President	2007	—
	2006	—

(1)                                  Represents award under the Company’s annual incentive award program.  The amounts in column (d) reflect the actual payout to each of Messrs. Schneider and Wolfe under the annual incentive award program based upon Company performance in 2008, 2007 and 2006, a portion of which was paid in the year earned with the remainder paid the following year.  These amounts are also reflected in column (f) of the Summary Compensation Table for each Executive Officer, as applicable.  The annual incentive award program does not include threshold or maximum target amounts.  The annual incentive awards paid to Messrs. Patel and Daquino for 2008, 2007 and 2006 performance were discretionary and thus are not included in the foregoing table.  Mr. Sirpilla did not receive an annual incentive award.  The terms of the Company’s annual incentive award program for 2008, 2007 and 2006 are described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Compensation—Annual Incentive Awards” above.

Outstanding Equity Awards at 2008 Fiscal Year-End

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

Option Exercises and Stock Vested in 2008

The following table gives information concerning the vesting of the Executive Officers’ interests under phantom stock agreements during 2008, 2007 and 2006.  The Company, which is a wholly-owned subsidiary of AGHI, does not grant option awards to the Executive Officers.

		Stock Awards
		Value of Options		Value Realized
		upon Vesting		on Vesting
Name	Year	(1)		($)
Michael A. Schneider	2008	$—		$—
President, Chief Executive Officer	2007	236,167	(2)	236,167	(7)
	2006	936,011	(3)	936,011	(6)

John Sirpilla	2008	—	(4)	—
President Retail Operations of Camping World, Inc.

Prabhuling Patel	2008	—		—
Senior Vice President	2007	11,808	(2)	11,808	(7)
	2006	40,155	(3)	40,155	(6)

Thomas F. Wolfe	2008	—		—
Senior Vice President	2007	31,174	(2)	31,174	(7)
Chief Financial Officer	2006	122,985	(3)	122,985	(6)

Joseph Daquino	2008	—	(5)	—
Senior Vice President	2007	—		—
	2006	—		—

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

(2)                                 Represents the dollar value of Messrs. Schneider’s, Patel’s and Wolfe’s percentage increase in the value during 2008 and 2007 pursuant to their respective phantom stock agreements dated January 1, 2007, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  As described in that section, this amount, if any, will be paid out in three equal annual installments, the first of which will be distributed during the second quarter of 2010.

(3)                                 Represents the dollar value of Messrs. Schneider’s, Wolfe’s and Patel’s percentage increase in the value during 2006 pursuant to their respective phantom stock agreements dated January 1, 2004, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  As described in that section, this amount will be paid out in three equal annual installments, the first of which was distributed during the second quarter of 2007.

(4)                                 Mr. Sirpilla did not earn any interests under the phantom stock agreements during 2008, 2007 or 2006 and is not party to a phantom stock agreement.

(5)                                 Mr. Daquino did not earn any interest under the phantom stock agreements until January 1, 2007.  This amount will be paid, if any, in three equal annual installments, the first of which will be distributed during the second quarter of 2010.

(6)                                 As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount will be paid out in three equal annual installments, the first of which was distributed during the second quarter of 2007.

(7)                                 As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount represents the phantom stock interest earned in 2007 under the agreements entered into on January 1, 2007 with a determination date of December 31, 2009.

Nonqualified Deferred Compensation in Fiscal 2008

The following table sets forth information regarding the Executive Officers’ participation in the KEYSOP.

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contribution	Contributions	Earnings	Withdrawals/	Balance
		In Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	Year	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)
Michael A. Schneider	2008	—	—	$31,106	$2,262,704	—
President, Chief	2007	—	—	248,070	2,816,304	2,231,598
Executive Officer	2006	—	—	519,133	—	4,799,832

John Sirpilla	2008	—	—	—	—	—
President Retail Operations	2007	—	—	—	—	—
of Camping World, Inc. (1)	2006	—	—	—	—	—

Prabhuling Patel	2008	—	—	(9,306)	233,417	—
Senior Vice President	2007	102,722	—	19,309	—	242,723
	2006	106,703	—	13,989	—	120,692

Thomas F. Wolfe	2008	—	—	(13,067)	265,979
Senior Vice President	2007	—	—	23,284	—	279,046
Chief Financial Officer	2006	—	—	41,080	—	255,762

Joseph Daquino	2008	—	—	—	—	—
Senior Vice President (1)	2007	—	—	—	—	—
	2006	—	—	—	—	—

(1)                                 Messrs. Sirpilla and Daquino elected not to participate in the KEYSOP.

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2008.  The total amounts set forth in the table below would be distributed to each Executive Officer in a lump sum within 30 days after the determination of the amount of accrued but unpaid annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Sirpilla		Mr. Patel		Mr. Wolfe		Mr. Daquino
Basic Compensation	$915,173	(2)	—	(3)	$203,801	(4)	$302,750	(5)	$274,791	(6)

Accrued and unpaid annual incentive award (1)	14,308		—		121,125		2,677		89,791
Total	$929,481		—		$324,926		$305,427		$364,582

(1)                                 Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2008.

(2)                                 Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2008, divided by 52 weeks, times 87 weeks.   As of December 31,

2008, Mr. Schneider had been employed with the Company for 31 years.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2008 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(3)                                 Mr. Sirpilla is not a participant in a current phantom stock agreement and is not entitled to any payments upon termination or change of control.

(4)                                 Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2008.  The annual base salary and annual incentive award in affect as of December 31, 2008 is reflected in the Salary column and Bonus column, respectively, of the Summary Compensation Table above.

(5)                                 Represents an amount equal to one full year of the base salary and annual incentive award to Mr. Wolfe as of December 31, 2008.  The annual base salary and annual incentive award in effect as of December 31, 2008 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(6)                                 Represents an amount equal to one full year of the base salary and annual incentive award to Mr. Daquino as of December 31, 2008.  The annual base salary and annual incentive award in effect as of December 31, 2008 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

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

•                  There is a consolidation or merger of AGI or its parent, AGHI (or such other entity that holds in excess of 80% of the issued and outstanding equity securities of AGHI) (the “Parent”), in which the Company or the Parent is not the surviving entity or in which the holders of the voting equity interests in the Company or the Parent, as the case may be, do not continue to hold at least a majority of the voting equity interests of the surviving entity following the merger;

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2008.  The amounts of basic compensation and accrued but unpaid annual incentive award would be paid in a lump sum within 30 days after the determination of the amount of the accrued annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Sirpilla		Mr. Patel		Mr. Wolfe		Mr. Daquino
Basic Compensation (base salary and annual incentive award)	$915,173	(3)	—	(4)	$203,801	(6)	$302,750	(5)	$274,791	(7)

Accrued and unpaid annual incentive award (1)	14,380		—		121,125		2,677		89,791

Life and Health Insurance Benefits (2)	58,784		—		37,915		50,189		37,728
Total	$988,337		—		$362,841		$355,616		$402,310

(1)                                 Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2008.

(2)                                 Represents the value of health benefits for a three year period following termination based on a monthly premium of $1,394 for Messrs. Schneider and Wolfe, $1,053 for Mr. Patel and $1,048 for Mr. Daquino.  In the case of Mr. Schneider, also includes the value of life insurance benefits for a period of three years following termination based on a monthly premium of $239.

(3)                                 Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2008, divided by 52 weeks, times 87 weeks.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2008 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)                                 Mr. Sirpilla is not a participant in a current phantom stock agreement and is not entitled to any payments upon termination or change of control.

(5)                                 Represents an amount equal to one full year of the base salary and annual incentive award of Mr. Wolfe as of December 31, 2008.  The annual base salary and annual incentive award in effect as of December 31, 2008 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(6)                                 Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2008.  The annual base salary and annual incentive award in affect as of December 31, 2008 is reflected in the salary column, respectively, of the Summary Compensation Table above.

(7)                                 Represents an amount equal to one full year of the base salary and annual incentive award of Mr. Daquino as of December 31, 2008.  The annual base salary and annual incentive award in effect as of December 31, 2008 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

Non-Competition and Non-Solicitation Agreements: The phantom stock agreement entered into by each Executive Officer includes an eighteen month covenant not to compete and a one year non-solicitation clause.

Employment Terms of Phantom Stock Agreements: In addition to establishing the parameters for phantom stock incentive awards (as described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements”) and the severance payments described above, the phantom stock agreements set forth the terms of employment for each Executive Officer as follows:

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

•                                          Mr. Daquino:  Mr. Daquino’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the Senior Vice President of the Company.  Mr. Daquino is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2009.

Each of the Executive Officer’s phantom stock agreement also provides that he (i) will be eligible to receive such benefits as are provided by the Company from time to time to similarly situated employees and (ii) will be eligible to participate in any future bonus programs adopted by the Company.  An Executive Officer may terminate his employment upon two-weeks’ notice.  The Company may terminate the employment of an Executive Officer at any time upon written notice, effective immediately.

Director Compensation in 2008

The Company pays its non-management directors a monthly director’s fee of $1,800 per month.  The Company does not compensate Messrs. Adams or Schneider for their service on the Board of Directors.  The Company does not provide any other compensation or benefits to the members of its Board of Directors.  During 2008, the following fees were earned or paid in cash to the respective director:

Name	Year	Fees Earned or Paid in Cash ($)	Total ($)
(a)		(b)	(h)
Andris A. Baltins(1)	2008	$21,600	$21,600
	2007	21,600	21,600
	2006	18,000	18,000

David Frith-Smith	2008	21,600	21,600
	2007	21,600	21,600
	2006	21,600	21,600

J. Kevin Gleason(2)	2008	21,600	21,600
	2007	21,600	21,600
	2006	21,600	21,600

George Pransky(1)	2008	21,600	21,600
	2007	21,600	21,600
	2006	18,000	18,000

Townsend C. Smith(3)	2008	18,000	18,000

(1)                Messrs. Baltins and Pransky were elected to the Board of Directors in February 2006.

(2)                 In addition to the amount set forth in this table, Mr. Gleason received $5,400 in 2006 as payment for his service as a member of the Board of Directors from October through December of 2005.

(3)                      Mr. Smith was elected to the Board of Directors in March 2008.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is an indirect wholly-owned subsidiary of AGHC, a privately-owned corporation.  The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)	Percent of Common Stock

Stephen Adams, Director 2575 Vista Del Mar Drive Ventura, CA 93001	1,407.7	100.0%

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

Related Party Transactions

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established 45 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2008, the Company leased 37 properties from FreedomRoads, sub-leased six properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under six leases.  Total payments by the Company to FreedomRoads under these leased properties for 2008 and 2007 were approximately $4.2 million and $3.7 million, respectively, and future commitments under these leases total approximately $36.3 million.  The leases expire at various dates from August 2013 through September 2018.  For 2008 and 2007, lease payments received from FreedomRoads for the six sub-leased properties were approximately $0.7 million and $0.9 million, respectively, and future payments to be received under these subleases total approximately $4.5 million.  The Company paid FreedomRoads approximately $7.7 million and $9.4 million in 2008 and 2007, respectively and FreedomRoads paid the Company approximately $27.7 million and $17.5 million in 2008 and 2007, respectively, under the product marketing and sales agreements.

On December 5, 2001, we sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp, a wholly-owned subsidiary of our ultimate parent, AGHC, which is owned 98.2% by Mr. Adams, for $52.3 million in cash and a $4.8 million note receivable.  The properties have been leased back to us on a triple net basis. These leases are classified as operating leases and the average net annual lease payments over the lives of the leases are $3.4 million.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The $4.8 million note receivable yields 11% per annum, with monthly payments of approximately $46,000 and a ten-year balloon due December 2011.

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

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2008, 2007 and 2006, KSK received $201,000, $257,000, and $198,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors, is a director of that company.  During 2008 and 2007, PA received $0 and $86,000 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors, is a partner of that company.  During 2008 and 2007, FSA received $0 and $13,000 in fees from the Company, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors engaged Ernst & Young LLP as an independent Registered Public Accounting Firm to examine our accounts for the fiscal year ending December 31, 2008.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2008 and 2007 were $459,695 and $393,545, respectively.   These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

There were no audit-related fees in 2008 or 2007.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2008 and 2007 were $2,064 and $5,250, respectively.  The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2008 and 2007.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent Registered Public Accounting Firm, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2008 were pre-approved pursuant to the procedures outlined above.

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

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on June 5, 2009.

AFFINITY GROUP HOLDING, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and Chief Financial Officer	June 5, 2009
Thomas F. Wolfe	(Principal Financial and Accounting Officer)

*	Director	June 5, 2009
Stephen Adams

*	Director	June 5, 2009
Andris A. Baltins

*	Director	June 5, 2009
David Frith-Smith

*	Director	June 5, 2009
J. Kevin Gleason

*	Director	June 5, 2009
George Pransky

*		Director	June 5, 2009
Townsend C. Smith

*By:	/s/ Thomas F. Wolfe		June 5, 2009
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

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2008

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Certificate of Incorporation of Affinity Group Holding, Inc. (1)	3.1

Bylaws of Affinity Group Holding, Inc. (1)	3.2

Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.1

Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.2

Purchase Agreement dated as of February 6, 2004 among CIBC World Markets Corp., Affinity Group, Inc. and the Guarantors named therein (1)	4.3

Form of 9% Senior Subordinate Note (1)	4.4

Indenture (including form of 10 7/8% Senior Notes due 2012) dated as of March 24, 2005 among Affinity Group Holding, Inc. and The Bank of New York, as Trustee (1)	4.5

First Supplemental Indenture (including amended form of 10 7/8% Senior Notes due 2012) effective as of March 24, 2005, between Affinity Group Holding, Inc. and The Bank of New York, as Trustee. (1)	4.6

Purchase Agreement dated as of March 24, 2005 among CIBC World Markets Corp. and Affinity Group Holding, Inc. (1)	4.7

Registration Rights Agreement dated March 24, 2005 between Affinity Group Holding, Inc. and CIBC World Markets Corp., as Initial Purchaser (1)	4.8

Form of Old Note (1)	4.9

Form of New Note (1)	4.10

Opinion of Kaplan, Strangis and Kaplan, P.A. (1)	5.1

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (1)	10.1

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2

Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4

Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6

401(k) Savings and Investment Plan (1)	10.7

Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto (1)	10.8

Capital Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9

Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10

Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12

First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13

First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14

Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16

Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17

Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18

Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19

Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20

Fourth Amendment to Credit Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (6)	10.21

Fourth Amendment to Note Purchase Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (6)	10.22

Preferred Membership Interest Unit Subscription Agreement, dated March 24, 2005 between FreedomRoads Holding Company, LLC and CWFR Capital Corp. (6)	10.23

Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24

Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26

Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27

Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007 (13)	10.28

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (14)	10.29

Ninth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation ad documentation agent. (15)	10.30

Tenth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation ad documentation agent.	10.31

Second Lien Note Purchase Agreement dated June 5, 2009 among Affinity Group, Inc., the guarantors party hereto, the note purchasers party hereto, and New York Life Investment Management LLC as Administrative Agent	10.32

Option Agreement dated June 5, 2009 between Affinity Group, Inc. and The Stephen Adams Living Trust	10.33

Statement of Computation of Ratio of Earnings to Fixed Charges (1)	12.1

Subsidiaries of the Registrant	21

Powers of Attorney	24.1

Statement of Eligibility of Trustee, The Bank of New York, on Form T-1 (1)	25.1

Certification of President and Chief Executive Officer	31.1

Certification of Senior Vice President and Chief Financial Officer	31.2

Appointment of Directors (9)	31.3

Appointment of Principal Officers (12)	31.4

Statement Pursuant to 18 U.S.C. Section 1350	32.1

Statement Pursuant to 18 U.S.C. Section 1350	32.2

Affinity Group Code of Professional Conduct (1)	99.1

Form of Letter of Transmittal (1)	99.2

Form of Notice of Guarantee Delivery (1)	99.3

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

(15) Filed with the Company’s Report on Form 8-K dated September 8, 2008 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group Holding, Inc., 2575 Vista Del Mar Drive, Ventura, CA  93001, Attention:  Chief Financial Officer.