Form 10-Q
period 2009-03-31
Affinity Group Holding, Inc.
filed 2009-06-08
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2009	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(In thousands except shares and par value)

	3/31/2009	12/31/2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,441	$10,777
Accounts receivable, less allowance for doubtful accounts of $2,187 in 2009 and $2,147 in 2008	35,748	40,191
Inventories	57,966	57,137
Prepaid expenses and other assets	15,832	13,547
Total current assets	131,987	121,652

PROPERTY AND EQUIPMENT, net	42,218	44,077
NOTE FROM AFFILIATE	4,596	4,608
INTANGIBLE ASSETS, net	20,455	22,389
GOODWILL	96,828	96,828
DEFERRED TAX ASSETS, net	4,569	4,569
OTHER ASSETS	2,605	2,035
Total assets	$303,258	$296,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$31,376	$23,950
Accrued interest	4,127	11,581
Accrued income taxes	1,217	1,165
Accrued liabilities	25,773	27,009
Deferred revenues and gains	58,129	60,569
Current portion of long-term debt	173,152	12,391
Total current liabilities	293,774	136,665

DEFERRED REVENUES AND GAINS	35,995	35,855
LONG-TERM DEBT, net of current portion	239,439	391,487
OTHER LONG-TERM LIABILITIES	30,245	30,156
	599,453	594,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	18,220	12,041
Accumulated deficit	(304,322)	(299,710)
Accumulated other comprehensive loss	(10,094)	(10,337)
Total stockholder’s deficit	(296,195)	(298,005)
Total liabilities and stockholder’s deficit	$303,258	$296,158

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2009	3/31/2008

REVENUES:
Membership services	$35,232	$35,545
Media	17,420	26,256
Retail	52,401	63,184
	105,053	124,985

COSTS APPLICABLE TO REVENUES:
Membership services	20,330	23,141
Media	13,484	17,217
Retail	31,536	36,863
	65,350	77,221

GROSS PROFIT	39,703	47,764

OPERATING EXPENSES:
Selling, general and administrative	29,939	36,439
Depreciation and amortization	4,964	5,131
	34,903	41,570

INCOME FROM OPERATIONS	4,800	6,194

NON-OPERATING ITEMS:
Interest income	130	143
Interest expense	(9,042)	(9,182)
Gain on derivative instrument	20	—
Other non-operating items, net	(83)	2
	(8,975)	(9,037)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,175)	(2,843)

INCOME TAX EXPENSE	(396)	(299)

NET LOSS	$(4,571)	$(3,142)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2009	3/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,571)	$(3,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,031	2,999
Amortization	1,933	2,132
Provision for losses on accounts receivable	370	262
Deferred compensation	—	(300)
Loss on sale of property and equipment	82	26
Non-cash interest on AGHI Notes	—	1,465
Accretion of original issue discount	129	112
Changes in operating assets and liabilities
Accounts receivable	4,073	1,602
Inventories	(829)	(3,219)
Prepaid expenses and other assets	(2,855)	(1,864)
Accounts payable	7,426	1,569
Accrued and other liabilities	(2,263)	(6,136)
Deferred revenues and gains	(2,300)	(3,438)
Net cash provided by operating activities	4,226	(7,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,261)	(3,515)
Net proceeds from sale of property and equipment	7	1
Investment in affiliate	12	10
Acquisitions, net of cash received	—	(3,409)
Net cash used in investing activities	(1,242)	(6,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	11,000	22,400
Payment of debt issue costs	1	—
Principal payments of short-term debt	(2,321)	(15,216)
Net cash provided by financing activities	8,680	7,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,664	(7,661)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,777	8,566

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,441	$905

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

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

Basis for Presentation – The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern.  With respect to the AGHI Notes, AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes and AGHI paid the interest on the AGHI Notes due August 15, 2007 and 2008 from proceeds of capital contributions made by AGHI’s parent, AGHC.  The August 15, 2009 interest payment is expected to be paid from proceeds of capital contributions made by AGHC.

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

(1) BASIS OF PRESENTATION (continued)

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 141(R) in the first quarter of fiscal 2009 and will apply the provisions of the Statement for any acquisition after the adoption date.

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

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-2 which defers the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS No. 157-2 for its non-financial assets and liabilities that are not re-measured on a recurring basis on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.  There were no material re-measurements to fair value during the period ended March 31, 2009, of assets and liabilities that are not measured at fair value on a recurring basis.

In March 2008, the FASB issued SFAS Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The disclosure requirements of SFAS 161 were adopted January 1, 2009.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
QUARTER ENDED MARCH 31, 2009
Revenues from external customers	$35,232	$17,420	$52,401	$105,053
Depreciation and amortization	806	1,323	2,189	4,318
Loss on disposal of property and equipment	—	(1)	(81)	(82)
Interest income	864	—	2	866
Interest expense	—	28	3,918	3,946
Segment profit (loss)	12,625	1,312	(8,161)	5,776

	Membership
	Services	Media	Retail	Consolidated
QUARTER ENDED MARCH 31, 2008
Revenues from external customers	$35,545	$26,256	$63,184	$124,985
Depreciation and amortization	737	1,463	2,352	4,552
Loss on disposal of property and equipment	—	—	(26)	(26)
Interest income	917	—	11	928
Interest expense	—	48	4,111	4,159
Segment profit (loss)	9,999	5,809	(8,426)	7,382

The following is a reconciliation of (loss) profit from operations to the Company’s consolidated financial statements for the three months ended March 31, 2009 and 2008 (in thousands):

	THREE MONTHS ENDED
	3/31/2009	3/31/2008
(Loss) Profit From Operations Before Income Taxes
Total profit for reportable segments	$5,776	$7,382
Unallocated G & A expense	(3,493)	(3,838)
Unallocated depreciation and amortization expense	(646)	(579)
Unallocated gain on derivative instrument	20	—
Elimination of intercompany interest income	(736)	(785)
Unallocated interest expense, net of intercompany elimination	(5,096)	(5,023)
Loss from operations before income taxes	$(4,175)	$(2,843)

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2009 and December 31, 2008 (in thousands):

	3/31/2009	12/31/2008
Membership services segment	$228,375	$221,262
Media segment	83,498	88,101
Retail segment	115,574	110,964
Total assets for reportable segments	427,447	420,327
Capitalized finance costs not allocated to segments	5,344	5,836
Corporate unallocated assets	3,109	3,237
Elimination of intersegment receivable	(132,642)	(133,242)
Total assets	$303,258	$296,158

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2009	2008
Cash paid during the period for:
Interest	$16,367	$9,337

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

In February 2009, AGHC paid the interest on the AGHI Notes of $6.2 million representing a contribution from AGHC and a payment of interest on the notes.

For the three months ended March 31, 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.3 million decrease in both Other Long-Term Liabilities and Other Comprehensive Loss.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.  There were no changes in the Company’s goodwill for the three months ended March 31, 2009 and 2008, and no indicators of impairment.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2009 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(23,316)	$13,068
Resort and golf course participation agreements	4	13,376	(13,369)	7
Non-compete and deferred consulting agreements	15	18,830	(15,408)	3,422
Deferred financing costs	7	14,226	(10,268)	3,958

		$82,816	$(62,361)	$20,455

(6) DEBT

Senior Subordinated Notes

In February 2004, AGI issued $200.0 million of 9% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  On June 8, 2006, AGI amended its Amended and Restated Credit Agreement (“Senior Credit Facility”) to permit AGI to purchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when AGI determines.  AGI retired $29.9 million of the Senior Subordinated Notes in 2006. On February 27, 2007, AGI amended its Senior Credit Facility to permit AGI to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time, as and when AGI determines, through the issuance of additional term loans of up to $50.0 million under the Senior Credit Facility.  On March 8, 2007, AGI purchased $17.7 million of the Senior Subordinated Notes.  As of March 31, 2009, $152.4 million of the Senior Subordinated Notes remain outstanding.  Interest is payable on the remaining Senior Subordinated Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries will guarantee the Senior Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

AGHI Notes

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the option to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  As of March 31, 2009, $111.9 million of AGHI Notes remain outstanding.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.

Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “AGI Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of March 31, 2009, $19.5 million was outstanding under the revolving credit facility and $126.5 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  The interest on borrowings

(6) DEBT (continued)

under the AGI Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 8), as of March 31, 2009, the average interest rates on the term loans and the revolving credit facility were 7.27% and 5.25%, respectively, and permitted borrowings under the revolving facility were $27.5 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of March 31, 2009, AGI had letters of credit in the aggregate amount of $7.5 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

On September 8, 2008, the Company amended its Senior Credit Facility to permit Letters of Credit (“LC’s”) issued under the existing Credit Agreement to have an expiration or termination date on or after the revolving credit maturity date of June 24, 2009, limit the maximum amount of LC’s to $7.5 million, and requiring any LC’s in place 90 days prior to the revolving credit maturity date to be cash collateralized.  As of March 31, 2009, $7.8 million of the cash balance has been placed in a collateral account.

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

(6) DEBT (continued)

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

(7) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at December 31, 2008	$14,493
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	26
Unrecognized tax benefits at March 31, 2009	$14,519

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.3 million related to unrecognized tax benefits during the first three months of 2009 and the liability for penalties and interest was $2.7 million.  This amount was included in other long-term liabilities.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

(7) INCOME TAXES (continued)

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

(8) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that we managed by using derivatives is interest rate risk.  We use financial instruments, including interest rate swap contracts, to reduce our risk to this exposure.  We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.

We recognize all of our derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with SFAS 157 (see Note 9, “Fair Value Measurements”). The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  Our derivatives that are not designated and do not qualify as hedges under SFAS 133 are adjusted to fair value through current earnings.

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.17% at March 31, 2009, based upon the January 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.

On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.17% at March 31, 2009 based upon the January 31, 2009 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Change in value from January 1, 2009 to March 31, 2009 on the $35.0 million interest rate swap was $20,000.  Included in other comprehensive loss is $0.5 million related to the $35.0 million interest rate swap which will be included in earnings when the underlying transaction being hedged is probable not to occur.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable, as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of

(8) INTEREST RATE SWAP AGREEMENTS (continued)

October 31, 2012.  Changes in value from January 1, 2009 to March 31, 2009 on the $100.0 million interest rate swap were $0.2 million and are included as a component of other comprehensive loss in stockholders’ deficit.

The fair value of these swaps included in other long-term liabilities was $12.5 million of which the $10.1 million effective portion is in accumulated other comprehensive loss, the $2.4 million prior year ineffective portion is in retained earnings, and the $20,000 current year ineffective portion is in “Gain on derivative instrument” on the statement of operations at March 31, 2009.  No amounts have been recognized in income for the effective portion of the hedges.  The fair value of these swaps included in other long-term liabilities was $12.7 million of which $10.3 million is in accumulated other comprehensive loss and $2.4 million in the statement of operations at December 31, 2008.

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

As of March 31, 2009, AGI holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  AGI’s interest rate swap contracts are not traded on a public exchange.  See Note 9 for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

The Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  The fair value of the FreedomRoads Preferred Interest was based on the valuation report (“Valuation Report”) prepared in the third quarter of 2008 by Houlihan Smith and Company Inc., a nationally recognized firm, in anticipation of the potential sale of Camping World, and was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.  Therefore, the Company has categorized the FreedomRoads Preferred Interest as Level 3.

(9) FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at March 31, 2009, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap Contracts	$(12,509)	$—	$(12,509)	$—
Investment in FreedomRoads	—	—	—	—

(10) SUBSEQUENT EVENT

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

(10) SUBSEQUENT EVENT (continued)

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

In the event the Camping World purchase option is exercised and, subject to the consent of the lenders under the AGI Senior Credit Facility, the sale of Camping World consummated, AGI would intend to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the AGI Senior Credit Facility, as amended.  As of March 31, 2009, an aggregate of $126.5 million was outstanding under the term loans and $19.5 million was outstanding under the revolving credit facility of the AGI Senior Credit Facility.

The financial statements for Camping World are different from the segment reporting in Footnote 3 because the Camping World President’s Club and other related ancillary products are included as part of the membership services segment in the segment reporting.

The following unaudited pro forma condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008 and the statement of operations for the three months ended March 31, 2009 and 2008 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to SA.  The pro forma adjustments related to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as of March 31, 2009, but will meet such requirements in 2010 when the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at March 31, 2009.  In addition, the historical operating results have also been reclassified to reflect discontinued operations.

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

(10) SUBSEQUENT EVENT (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of March 31, 2009 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,441	$(1,246)	$21,195
Accounts receivable, net	35,748	(11,644)	24,104
Inventories	57,966	(57,122)	844
Prepaid expenses and other assets	15,832	(3,611)	12,221
Assets of discontinued operations	—	115,574	115,574
Total current assets	131,987	41,951	173,938

PROPERTY AND EQUIPMENT, net	42,218	(32,955)	9,263
NOTE FROM AFFILIATE	4,596	—	4,596
INTANGIBLE ASSETS, net	20,455	(3,130)	17,325
GOODWILL	96,828	—	96,828
DEFERRED TAX ASSETS, net	4,569	(4,569)	—
OTHER ASSETS	2,605	(1,297)	1,308
Total assets	$303,258	$—	$303,258

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$31,376	$(28,127)	$3,249
Accrued interest	4,127	—	4,127
Accrued income taxes	1,217	414	1,631
Accrued liabilities	25,773	(12,749)	13,024
Deferred revenues and gains	58,129	(7,133)	50,996
Current portion of long-term debt	173,152	—	173,152
Liabilities of discontinued operations	—	70,224	70,224
Total current liabilities	293,774	22,629	316,403

DEFERRED REVENUES AND GAINS	35,995	(8,475)	27,520
LONG-TERM DEBT, net of current portion	239,439	—	239,439
OTHER LONG-TERM LIABILITIES	30,245	(14,154)	16,091
	599,453	—	599,453

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	18,220		18,220
Accumulated deficit	(304,322)	—	(304,322)
Accumulated other comprehensive income	(10,094)		(10,094)
Total stockholder’s deficit	(296,195)	—	(296,195)
Total liabilities and stockholder’s deficit	$303,258	$—	$303,258

(10) SUBSEQUENT EVENT (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of December 31, 2008 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,777	$(842)	$9,935
Accounts receivable, net	40,191	(9,084)	31,107
Inventories	57,137	(55,908)	1,229
Prepaid expenses and other assets	13,547	(2,476)	11,071
Assets of discontinued operations	—	110,964	110,964
Total current assets	121,652	42,654	164,306

PROPERTY AND EQUIPMENT, net	44,077	(34,022)	10,055
NOTE FROM AFFILIATE	4,608	—	4,608
INTANGIBLE ASSETS, net	22,389	(3,391)	18,998
GOODWILL	96,828	—	96,828
DEFERRED TAX ASSETS, net	4,569	(4,569)	—
OTHER ASSETS	2,035	(672)	1,363
Total assets	$296,158	$—	$296,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,950	$(19,383)	$4,567
Accrued interest	11,581	—	11,581
Accrued income taxes	1,165	372	1,537
Accrued liabilities	27,009	(10,864)	16,145
Deferred revenues and gains	60,569	(7,254)	53,315
Current portion of long-term debt	12,391	—	12,391
Liabilities of discontinued operations	—	59,536	59,536
Total current liabilities	136,665	22,407	159,072

DEFERRED REVENUES AND GAINS	35,855	(8,500)	27,355
LONG-TERM DEBT, net of current portion	391,487	—	391,487
OTHER LONG-TERM LIABILITIES	30,156	(13,907)	16,249
	594,163	—	594,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	12,041		12,041
Accumulated deficit	(299,710)	—	(299,710)
Accumulated other comprehensive income	(10,337)		(10,337)
Total stockholder’s deficit	(298,005)	—	(298,005)
Total liabilities and stockholder’s deficit	$296,158	$—	$296,158

(10) SUBSEQUENT EVENT (continued)

Unaudited pro forma information relating to the operations of AGHI reclassifying Camping World for the three months ended March 31, 2009 to discontinued operations is as follows (in thousands):

	2009	Reclassification of	2009
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$35,232	$(4,119)	$31,113
Media	17,420	—	17,420
Retail	52,401	(52,401)	—
	105,053	(56,520)	48,533

COSTS APPLICABLE TO REVENUES:
Membership services	20,330	(653)	19,677
Media	13,484	—	13,484
Retail	31,536	(31,536)	—
	65,350	(32,189)	33,161

GROSS PROFIT	39,703	(24,331)	15,372

OPERATING EXPENSES:
Selling, general and administrative	29,939	(25,414)	4,525
Depreciation and amortization	4,964	(2,189)	2,775
	34,903	(27,603)	7,300

INCOME FROM OPERATIONS	4,800	3,272	8,072

NON-OPERATING ITEMS:
Interest income	130	(2)	128
Interest expense	(9,042)	928	(8,114)
Gain on derivative instrument	20	—	20
Other non-operating items	(83)	81	(2)
	(8,975)	1,007	(7,968)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,175)	4,279	104

INCOME TAX EXPENSE	(396)	205	(191)

LOSS FROM CONTINUING OPERATIONS	(4,571)	4,484	(87)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(4,279)	(4,279)
Income tax benefit	—	(205)	(205)
Loss on discontinued operations	—	(4,484)	(4,484)

NET LOSS	$(4,571)	$—	$(4,571)

(10) SUBSEQUENT EVENT (continued)

Unaudited pro forma information relating the operations of AGHI reclassifying Camping World for the three months ended March 31, 2008 to discontinued operations is as follows (in thousands):

	2008	Reclassification of	2008
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$35,545	$(4,437)	$31,108
Media	26,256	—	26,256
Retail	63,184	(63,184)	—
	124,985	(67,621)	57,364

COSTS APPLICABLE TO REVENUES:
Membership services	23,141	(957)	22,184
Media	17,217	—	17,217
Retail	36,863	(36,863)	—
	77,221	(37,820)	39,401

GROSS PROFIT	47,764	(29,801)	17,963

OPERATING EXPENSES:
Selling, general and administrative	36,439	(31,150)	5,289
Depreciation and amortization	5,131	(2,352)	2,779
	41,570	(33,502)	8,068

INCOME FROM OPERATIONS	6,194	3,701	9,895

NON-OPERATING ITEMS:
Interest income	143	(11)	132
Interest expense	(9,182)	1,032	(8,150)
Other non-operating items	2	26	28
	(9,037)	1,047	(7,990)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,843)	4,748	1,905

INCOME TAX BENEFIT (EXPENSE)	(299)	204	(95)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,142)	4,952	1,810

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(4,748)	(4,748)
Income tax benefit	—	(204)	(204)
Loss on discontinued operations	—	(4,952)	(4,952)

NET LOSS	$(3,142)	$—	$(3,142)

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2009	3/31/2008	Inc/(Dec)
REVENUES:
Membership services	33.5%	28.4%	(0.9)%
Media	16.6%	21.0%	(33.7)%
Retail	49.9%	50.6%	(17.1)%
	100.0%	100.0%	(15.9)%
COSTS APPLICABLE TO REVENUES:
Membership services	19.5%	18.5%	(12.1)%
Media	12.8%	13.8%	(21.7)%
Retail	29.9%	29.5%	(14.5)%
	62.2%	61.8%	(15.4)%

GROSS PROFIT	37.8%	38.2%	(16.9)%

OPERATING EXPENSES:
Selling, general and administrative	28.5%	29.2%	(17.8)%
Depreciation and amortization	4.7%	4.0%	(3.3)%
	33.2%	33.2%	(16.0)%

INCOME FROM OPERATIONS	4.6%	5.0%	n/a

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(9.1)%
Interest expense	(8.6)%	(7.4)%	(1.5)%
Gain on derivative instrument	—	—	n/a
Other non-operating items, net	(0.1)%	—	(4250.0)%
	(8.6)%	(7.3)%	(0.7)%

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4.0)%	(2.3)%	n/a

INCOME TAX EXPENSE	(0.4)%	(0.2)%	32.4%

NET LOSS	(4.4)%	(2.5)%	n/a

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009

Compared With Three Months Ended March 31, 2008

Revenues

Revenues of $105.1 million for the first quarter of 2009 decreased by $19.9 million, or 15.9%, from the comparable period in 2008.

Membership services revenues of approximately $35.3 million for the first quarter of 2009 decreased $0.3 million, or 0.9%, from the comparable period in 2008.  This revenue decrease was largely attributable to a $1.5 million reduction in revenue for the Good Sam Club, Coast to Coast Club and Golf Card Club resulting from reduced membership file size, and reduced advertising revenue in member publications, a $0.4 million decrease in marketing fee income for vehicle insurance products, a $0.4 million reduction in revenue for consumer events and a $0.3 million reduction in dealer program marketing revenue.  These decreases were partially offset a $1.2 million quarterly brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”), and increased extended vehicle warranty program revenue of $1.1 million resulting from continued growth and strong renewals of contracts in force.

Media revenues of $17.4 million for the first quarter of 2009 decreased $8.8 million, or 33.7%, from the comparable period in 2008.  This decrease was primarily attributable to a $3.8 million reduction in consumer show revenue mainly due to reduced exhibitor attendance, a $4.6 million reduction in advertising revenue in the outdoor power sports magazines and the RV-related magazines, and a $0.4 million reduction in revenue from the annual campground directories and atlas.

Retail revenues of $52.4 million decreased by $10.8 million, or 17.1%, from the comparable period in 2008.  Store merchandise sales decreased $7.8 million from the first quarter of 2008 due to a same store sales decrease of $7.9 million, or 17.0%, compared to a 16.5% decrease in same store sales for the first quarter of 2008, and discontinued store revenue of $1.0 million, was partially offset by a $1.1 million revenue increase from the opening of 6 new stores over the past fifteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Further, mail order sales decreased $1.1 million, installation and service fees decreased $0.7 million and supplies and other sales decreased $1.2 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $65.4 million for the first quarter of 2009, a decrease of $11.9 million, or 15.4%, from the comparable period in 2008.

Membership services costs and expenses of approximately $20.4 million decreased $2.8 million, or 12.1%, from the comparable period in 2008.  This decrease consisted of $1.1 million of reduced marketing, program and overhead costs related to the Good Sam Club, Camp Club USA, Coast to Coast Club and Golf Card Club, a $1.0 million reduction in various overhead costs and wage-related expenses, a $0.5 million reduction in marketing costs related to vehicle insurance products, a $0.3 million decrease in events costs related to reduced revenue, and a $0.2 million reduction in dealer program marketing costs related to reduced revenue.  These decreases in membership services costs were partially offset by $0.3 million of incremental costs associated with increased extended vehicle warranty program revenue.

Media costs and expenses of $13.5 million for the first quarter of 2009 decreased $3.7 million, or 21.7%, from the comparable period in 2008 primarily related to reduced costs of $2.0 million in the RV-related magazines and outdoor powersports magazines resulting from decreased circulation and production costs, reduced consumer show costs of $1.1 million related to reduced revenue, a $0.6 million reduction in costs related to the annual campground directories and atlas.

Retail costs applicable to revenues decreased $5.3 million, or 14.5%, to $31.5 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 39.8% for the first quarter of 2009 decreased from 41.7% for the comparable period in 2008 primarily due to general price decreases.

Operating Expenses

Selling, general and administrative expenses of approximately $29.9 million for the first quarter of 2009 decreased $6.5 million compared to the first quarter of 2008.  This decrease was due to a $5.7 million decrease in retail general and administrative expenses consisting of decreases in labor, selling and other general and administrative expenses.  In addition, other general and administrative expense reductions resulted in savings of $1.1 million, partially offset by a 2008 deferred executive compensation adjustment of $0.3 million.

Depreciation and amortization expense of $5.0 million decreased approximately $0.2 million from the prior year primarily due to completed amortization of the Poole customer list in September 2008.

Income from Operations

Income from operations for the first quarter of 2009 totaling $4.8 million decreased $1.4 million compared to the first quarter of 2008.  This decrease was primarily due to reduced gross profit for retail and media operations of $5.5 million and $5.1 million, respectively, partially offset by reduced operating expenses of $6.7 million and increased gross profit for the membership services operations of $2.5 million.

Non-Operating Items

Non-operating items of $9.0 million for the first quarter of 2009 decreased $0.1 million from the first quarter of 2008 due to a decrease in net interest expense resulting from reduced interest rates.

Loss before Income Taxes

Loss before income taxes for the first quarter of 2009 was $4.2 million, or $1.3 million lower than the first quarter of 2008.  This decrease was primarily attributable to the $1.4 million decrease in income from operations mentioned above partially offset by the $0.1 million decrease in net interest expense.

Income Tax Expense

The Company recorded income tax expense of approximately $0.4 million for the first quarter of 2009, compared to $0.3 million for the first quarter of 2008.

Net Loss

Net loss in the first quarter of 2009 was $4.6 million compared to net loss of $3.1 million for the same period in 2008 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $5.8 million for the first quarter of 2009 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $1.6 million from the comparable period in 2008.

Membership services segment profit of $12.6 million for the first quarter of 2009 increased $2.6 million, or 26.3%, from the comparable period in 2008.  This increase was largely attributable to a $1.2 million brand licensing fee charged to FreedomRoads, a $1.1 million increase in profit from the extended vehicle warranty programs, associated with reduced marketing expenses, and $0.5 million of reduced overhead expenses, partially offset by a $0.2 million decrease in segment profit from Coast to Coast Club and Golf Card Club.

Media segment profit of approximately $1.3 million for the first quarter of 2009 decreased $4.5 million, or 77.4%, from the comparable period in 2008.  This decrease was largely attributed to a $2.4 million decrease in segment profit from our consumer shows group primarily related to reduced exhibitor revenue, a $1.1 million decrease in segment profit related to our outdoor powersports magazine group, primarily driven by reduced advertising revenue, and a $1.0 million decrease in profit in the RV-related publications primarily related to reduced advertising revenue.

Retail segment loss decreased $0.3 million from the first quarter of 2008 to a loss of approximately $8.1 million for the first quarter of 2009.  This decrease in segment loss resulted primarily from a $5.8 million decrease in gross profit margin, offset by a $5.7 million decrease in selling, general and administrative expenses, a $0.2 million decrease in interest expense, and a $0.2 million decrease in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2009 and December 31, 2008 was $161.7 million and $15.0 million,

respectively.  The primary reason for the increase in working capital deficit for 2009 is the classification of the debt associated with the Amended and Restated Credit Agreement totaling $146.1 million as a current liability, since the credit facility matures March 31, 2010.  Deferred revenue and gains reported under current liabilities was $58.1 million and $60.6 million as of March 31, 2009 and December 31, 2008, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  The Company anticipates that it will be able to refinance or replace the existing credit facility before its maturity on March 31, 2010 and, assuming such refinancing, will have sufficient funds from its operations together with available borrowing under the replacement credit facility to meet all of the Company’s debt service, capital requirements and working capital needs over the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at March 31, 2009.  This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2009 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2009	2010 and 2011	2012 and 2013	Thereafter

Long-term debt and future interest	$506,042	$33,997	$218,408	$253,637	$—
Operating lease obligations	228,808	17,282	43,752	36,629	131,145
Standby letters of credit	7,467	7,467	—	—	—
Grand total	$742,317	$58,746	$262,160	$290,266	$131,145

AGI Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “AGI Senior Credit Facility”).  The AGI Senior Credit Facility, as amended, provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of March 31, 2009, $126.5 million was outstanding under the term loans and $19.5 million was outstanding under the revolving credit facility.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 8), as of March 31, 2009, the average interest rates on the term loans and the revolving credit facility were 7.27% and 5.25%, respectively, and permitted borrowings under the revolving facility were $27.5 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of March 31, 2009, AGI had letters of credit in the aggregate amount of $7.5 million outstanding.  The AGI Senior Credit

Facility is secured by virtually all of the AGI’s assets and a pledge of AGI’s stock and the stock of the AGI’s subsidiaries.

On March 3, 2006, AGI amended its AGI Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its ultimate parent, AGHI, until such time that AGHI pays interest on its 10-7/8% senior notes due 2012 (the “AGHI Notes”) in cash instead of by the issuance of additional notes and AGI makes a distribution to AGHI for purposes of paying that cash interest.  For the three months ended March 31, 2009 and 2008, the Company did not distribute dividends to its ultimate parent to fund the Company’s tax obligations.  Further, AGI amended the AGI Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads, an affiliate of the Company.

On February 27, 2007, AGI amended its AGI Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits AGI to repurchase up to an additional $50.0 million of the AGI Senior Subordinated Notes from time to time as and when AGI determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the AGI Senior Subordinated Notes may be used for acquisitions or repay revolving credit loans.

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

On June 8, 2006, AGI amended its AGI Senior Credit Facility to permit AGI to purchase up to $30.0 million of the AGI Senior Subordinated Notes from time to time as and when the Company determines.  During 2006 AGI purchased $29.9 million of the AGI Senior Subordinated Notes. The purchases of these notes were made with available cash, and the notes purchased have been retired.

On March 8, 2007, AGI purchased $17.7 million of the AGI Senior Subordinated Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the AGI Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the AGI Senior Credit Facility.  As of March 31, 2009, $152.4 million of AGI Senior Subordinated Notes remain outstanding.

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

AGHI Notes

On March 24, 2005, in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  The Company paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  If the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.  As of March 31, 2009, $111.9 million of AGHI Notes remain outstanding.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  The August 15, 2009 interest payment is expected to be paid from proceeds of capital contributions made by AGHC.

The Company contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads, a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust, which also indirectly owns 100% of the outstanding capital stock of AGHC and indirectly AGHI.  The Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred membership interest.

Interest Rate Swap Agreements

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.17% at March 31, 2009 based upon the January 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  On March 19, 2008, AGI entered into an interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.17% at March 31, 2009 based upon the January 31, 2009 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts were zero at inception.  The Company entered into the interest rate swap contracts to limit the effect of increases on our floating rate debt.  The interest rate swap contracts are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $12.5 million of which $10.1 million is in accumulated other comprehensive loss, $2.4 million in retained earnings, and $20,000 in the statement of operations at March 31, 2009.  The fair value of these swaps included in other long-term liabilities was $12.7 million of which $10.3 million is in accumulated other comprehensive loss and $2.4 million in the statement of operations at December 31, 2008.

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Change in value from January 1, 2009 to March 31, 2009 on the $35.0 million interest rate swap was $20,000.  Included in other comprehensive loss is $0.5 million related to the $35.0 million interest rate swap which will be included in earnings when the underlying transaction being hedged is probable not to occur.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.  Changes in value from January 1, 2009 to March 31, 2009 on the $100.0 million interest rate swap were $0.2 million and are included as a component of other comprehensive loss in stockholders’ deficit.

Other Contractual Obligations and Commercial Commitments

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

For the three months ended March 31, 2009, the Company incurred no deferred executive compensation expense under the phantom stock agreements, and made payments of $1.4 million under the terms of the vested phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next four years.  No phantom stock payments are scheduled to be made for the remainder of 2009.

Capital expenditures for the first three months of 2009 totaling $1.3 million decreased $2.3 million from the first three months of 2008 primarily due to a slow down of new retail store openings.  Additional capital expenditures of $2.2 million are anticipated for the balance of 2009 primarily for one more Camping World store and equipment, software enhancements, information technology upgrades and further website development.

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

In 2005, AGHI issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture, and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads is owned 90% by The Stephen Adams Living Trust, which also indirectly owns 100% of the outstanding capital stock of AGHC and indirectly AGHI.

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

The results of the Valuation Report prepared in the third quarter of 2008 indicated that the estimated fair value of the Camping World reporting unit was less than book value.  The excess of the carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At March 31, 2009, accumulated other comprehensive loss was $10.1 million.

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

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings prospectively beginning October 1, 2008.  Changes in value from January 1, 2009 to March 31, 2009 on the $35.0 million interest rate swap was $20,000.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.  Changes in value from January 1, 2009 to March 31, 2009 on the $100.0 million interest rate swap were $0.2 million and are included as a component of other comprehensive loss in stockholders’ deficit.

Fair Value Measurements

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap contracts which totaled $12.5 million at March 31, 2009.

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

Interest Rate Sensitivity Analysis

At March 31, 2009, we had debt totaling $412.6 million, comprised of $11.0 million of variable rate debt and $401.6 million of fixed rate debt, comprised of $135.0 million of debt fixed through the interest rate swap agreements, $152.4 million of Senior Notes, $111.9 million of AGHI Notes and $2.3 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of March 31, 2009, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 1A: RISK FACTORS

The AGI Senior Credit Facility matures on March 31, 2010.  As of March 31, 2009, there was $146.0 million outstanding under the AGI Senior Credit Facility and it is secured by a lien on all of the Company’s assets and a pledge of the Company’s stock and the stock of its subsidiaries.  Although the Company is currently seeking to refinance or replace the AGI Senior Credit Facility and has received a number of proposals from prospective lenders, there can be no assurance that the Senior Credit Facility will be refinanced or replaced prior to its maturity.  The availability of financing is limited due to the current uncertainties in the capital markets.  In addition, the current general conditions in the U.S. economy had an adverse impact on the Company’s operations because consumers are reducing discretionary spending, including spending on the recreational activities offered by the Company, and businesses are reducing advertising and marketing expenditures which have adversely affected the advertising revenues received by the Company.  As a result, it may be even more difficult for the Company to refinance or replace the AGI Senior Credit Facility due to the current deterioration in the Company’s operating results.  If the Company is not able to refinance or replace the Senior Credit Facility prior to its maturity on March 31, 2010, the lenders will be entitled to exercise their remedies to sell the collateral securing the repayment of the AGI Senior Credit Facility, including the Company’s assets, the stock of the Company and the stock of the Company’s subsidiaries.  Since the indebtedness owned under the AGI Senior Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of the Company and its subsidiaries.  It is also possible that the interest rate payable on a new credit facility will be higher than the interest rates under the current AGI Senior Credit Facility as amended June 5, 2009  which will adversely affect the Company’s cash flow and profitability (or increase losses).

ITEM 5: OTHER INFORMATION

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: June 5, 2009	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer