Form 10-K/A
period 2008-12-31
Affinity Group Holding, Inc.
filed 2009-07-15
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K Amended

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES                   NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES                   NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                      YES     X            NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Accelerated filer ___	Large accelerated filer ___	Non-accelerated filer X	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                    NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 15, 2009
Common stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

CORRECTION OF CERTIFICATIONS AND EXHIBIT INDEX

The Affinity Group Holding, Inc. 2008 10-K is amended due to the inadvertent exclusion of verbiage on Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer and the inadvertent inclusion of Exhibit 12.1, Statement of Computation of Ratio of Earnings to Fixed Charges, in the Exhibit Index.  Refer to revised exhibits below.

AFFINITY GROUP HOLDING, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2008

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Certificate of Incorporation of Affinity Group Holding, Inc. (1)	3.1

Bylaws of Affinity Group Holding, Inc. (1)	3.2

Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.1

Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.2

Purchase Agreement dated as of February 6, 2004 among CIBC World Markets Corp., Affinity Group, Inc. and the Guarantors named therein (1)	4.3

Form of 9% Senior Subordinate Note (1)	4.4

Indenture (including form of 10 7/8% Senior Notes due 2012) dated as of March 24, 2005 among Affinity Group Holding, Inc. and The Bank of New York, as Trustee (1)	4.5

First Supplemental Indenture (including amended form of 10 7/8% Senior Notes due 2012) effective as of March 24, 2005, between Affinity Group Holding, Inc. and The Bank of New York, as Trustee. (1)	4.6

Purchase Agreement dated as of March 24, 2005 among CIBC World Markets Corp. and Affinity Group Holding, Inc. (1)	4.7

Registration Rights Agreement dated March 24, 2005 between Affinity Group Holding, Inc. and CIBC World Markets Corp., as Initial Purchaser (1)	4.8

Form of Old Note (1)	4.9

Form of New Note (1)	4.10

Opinion of Kaplan, Strangis and Kaplan, P.A. (1)	5.1

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (1)	10.1

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2

Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4

Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6

401(k) Savings and Investment Plan (1)	10.7

Form of Indemnification Agreement for persons consenting to serve as directors upon completion of the offering and amendment thereto (1)	10.8

Capital Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9

Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10

Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12

First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13

First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14

Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16

Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17

Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18

Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19

Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20

Fourth Amendment to Credit Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (6)	10.21

Fourth Amendment to Note Purchase Agreement dated as of March 24, 2005 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (6)	10.22

Preferred Membership Interest Unit Subscription Agreement, dated March 24, 2005 between FreedomRoads Holding Company, LLC and CWFR Capital Corp. (6)	10.23

Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24

Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26

Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27

Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007 (13)	10.28

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (14)	10.29

Ninth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation ad documentation agent. (15)	10.30

Tenth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent.	10.31

Second Lien Note Purchase Agreement dated June 5, 2009 among Affinity Group, Inc., the guarantors party hereto, the note purchasers party hereto, and New York Life Investment Management LLC as Administrative Agent.	10.32

Option Agreement dated June 5, 2009 between Affinity Group, Inc. and The Stephen Adams Living Trust	10.33

Subsidiaries of the Registrant	21

Powers of Attorney	24.1

Statement of Eligibility of Trustee, The Bank of New York, on Form T-1 (1)	25.1

Certification of President and Chief Executive Officer	31.1	7

Certification of Senior Vice President and Chief Financial Officer	31.2	9

Appointment of Directors (9)	31.3

Appointment of Principal Officers (12)	31.4

Statement Pursuant to 18 U.S.C. Section 1350	32.1

Statement Pursuant to 18 U.S.C. Section 1350	32.2

	Regulation S-K Exhibit Table Reference	Sequential Page No.

Affinity Group Code of Professional Conduct (1)	99.1

Form of Letter of Transmittal (1)	99.2

Form of Notice of Guarantee Delivery (1)	99.3

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