Form 10-Q/A
period 2009-03-31
Affinity Group Holding, Inc.
filed 2009-07-15
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q Amended

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2009	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

YES X NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).                                                                                                                              YES              NO     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ______	Accelerated filer	______
Non-accelerated filer X	Smaller reporting company	______
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	July 15, 2009
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

CORRECTION OF CERTIFICATIONS

The Affinity Group Holding, Inc. 10-Q for the quarter ended March 31, 2009 is amended due to the inadvertent exclusion of verbiage on Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer.  Refer to revised exhibits below.

2