Form 10-Q
period 2009-06-30
Affinity Group Holding, Inc.
filed 2009-08-14
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2009	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES ☐ NO ☐

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 14, 2009
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(In thousands except shares and par value)

	6/30/2009	12/31/2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,851	$10,777
Accounts receivable, less allowance for doubtful accounts of $2,317 in 2009 and $2,147 in 2008	43,025	40,191
Inventories	64,534	57,137
Prepaid expenses and other assets	14,247	13,547
Total current assets	132,657	121,652

PROPERTY AND EQUIPMENT, net	39,767	44,077
NOTE FROM AFFILIATE	4,723	4,608
INTANGIBLE ASSETS, net	20,614	22,389
GOODWILL	96,828	96,828
DEFERRED TAX ASSETS, net	4,569	4,569
OTHER ASSETS	2,576	2,035
Total assets	$301,734	$296,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,163	$23,950
Accrued interest	10,151	11,581
Accrued income taxes	1,236	1,165
Accrued liabilities	27,060	27,009
Deferred revenues and gains	61,390	60,569
Current portion of long-term debt	148,891	12,391
Total current liabilities	291,891	136,665

DEFERRED REVENUES AND GAINS	35,866	35,855
LONG-TERM DEBT, net of current portion	234,331	391,487
OTHER LONG-TERM LIABILITIES	25,845	30,156
	587,933	594,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	23,220	12,041
Accumulated deficit	(302,718)	(299,710)
Accumulated other comprehensive loss	(6,702)	(10,337)
Total stockholder’s deficit	(286,199)	(298,005)
Total liabilities and stockholder’s deficit	$301,734	$296,158

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2009	6/30/2008

REVENUES:
Membership services	$39,197	$42,563
Media	9,363	15,424
Retail	81,339	89,742
	129,899	147,729

COSTS APPLICABLE TO REVENUES:
Membership services	24,615	26,518
Media	7,396	11,387
Retail	49,370	52,332
	81,381	90,237

GROSS PROFIT	48,518	57,492

OPERATING EXPENSES:
Selling, general and administrative	33,117	40,283
Financing expense	1,540	—
Depreciation and amortization	5,697	5,163
	40,354	45,446

INCOME FROM OPERATIONS	8,164	12,046

NON-OPERATING ITEMS:
Interest income	134	139
Interest expense	(11,038)	(9,259)
Gain on derivative instrument	665	—
Gain on debt restructure	4,678	—
Other non-operating items, net	(736)	(25)
	(6,297)	(9,145)

INCOME BEFORE INCOME TAXES	1,867	2,901

INCOME TAX EXPENSE	(304)	(272)

NET INCOME	$1,563	$2,629

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2009	6/30/2008

REVENUES:
Membership services	$74,429	$78,108
Media	26,783	41,680
Retail	133,740	152,926
	234,952	272,714

COSTS APPLICABLE TO REVENUES:
Membership services	44,945	49,659
Media	20,880	28,604
Retail	80,906	89,195
	146,731	167,458

GROSS PROFIT	88,221	105,256

OPERATING EXPENSES:
Selling, general and administrative	63,056	76,722
Financing expense	1,540	—
Depreciation and amortization	10,661	10,294
	75,257	87,016

INCOME FROM OPERATIONS	12,964	18,240

NON-OPERATING ITEMS:
Interest income	264	282
Interest expense	(20,080)	(18,441)
Gain on derivative instrument	685	—
Gain on debt restructure	4,678	—
Other non-operating items, net	(819)	(23)
	(15,272)	(18,182)

(LOSS) INCOME BEFORE INCOME TAXES	(2,308)	58

INCOME TAX EXPENSE	(700)	(571)

NET LOSS	$(3,008)	$(513)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,008)	$(513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,525	5,881
Amortization	4,136	4,413
Gain on derivative instrument	(685)	—
Gain on debt restructure	(4,678)	—
Provision for losses on accounts receivable	799	617
Deferred compensation	—	(130)
Loss on sale of property and equipment	165	86
Non-cash interest on AGHI Notes	—	1,465
Accretion of original issue discount	264	232
Changes in operating assets and liabilities
Accounts receivable	(3,633)	(581)
Inventories	(7,397)	(284)
Prepaid expenses and other assets	(1,241)	(1,930)
Accounts payable	19,213	(84)
Accrued and other liabilities	4,220	110
Deferred revenues and gains	832	(3,523)
Net cash provided by operating activities	15,512	5,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,391)	(7,559)
Net proceeds from sale of property and equipment	11	4
Investment in affiliate	(115)	—
Acquisitions, net of cash received	—	(3,409)
Repayment of loans receivable	—	21
Net cash used in investing activities	(2,495)	(10,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(1,000)
Contribution from parent	5,000	—
Borrowings on debt	12,000	33,000
Payment of debt issue costs	(2,541)	—
Principal payments on debt	(27,402)	(27,537)
Net cash (used in) provided by financing activities	(12,943)	4,463

NET CHANGE IN CASH AND CASH EQUIVALENTS	74	(721)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,777	8,566

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,851	$7,845

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

Basis for Presentation —With respect to the AGHI Notes, AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes and AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC.  See Note 10 of the Notes to Consolidated Financial Statements.

The AGI Senior Credit Facility restricts distributions from AGI and its subsidiaries to AGHI in respect of any fiscal year to the amount based on reasonable estimates, of federal, state and local income taxes that the Borrower would be required to pay with respect to such fiscal year calculated as if, for such fiscal year, the Borrower were treated as a “C corporation”.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien

(1) BASIS OF PRESENTATION (continued)

Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  See Note 6 of the Notes to Consolidated Financial Statements.

The June 5, 2009 amendment to the Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  Significant cost reductions were implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which will be effective for interim and annual periods ending after September 15, 2009.  The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants.  All existing FASB accounting standards and guidance are superseded as described in SFAS 168 and instead of issuing new accounting standards in the form of statements, FASB staff positions, and Emerging Issues Task Force (“EITF”) abstracts, the FASB will issue Accounting Standards Updates that will update the Codification.  Adoption of the Codification will not have a significant impact on the Company’s financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

During the three months ended June 30, 2009, the Company adopted the provisions of the FASB’s FSP SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments.”  The adoption of these provisions resulted in additional interim disclosures and did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED JUNE 30, 2009
Revenues from external customers	$39,197	$9,363	$81,339	$129,899
Depreciation and amortization	812	1,341	2,637	4,790
Gain (loss) on sale of property and equipment	—	1	(84)	(83)
Interest income	849	—	2	851
Interest expense	—	19	2,823	2,842
Segment operating profit (loss)	11,953	(26)	459	12,386

THREE MONTHS ENDED JUNE 30, 2008
Revenues from external customers	$42,563	$15,424	$89,742	$147,729
Depreciation and amortization	825	1,581	2,070	4,476
Loss on sale of property and equipment	—	—	(60)	(60)
Interest income	904	—	9	913
Interest expense	—	56	3,979	4,035
Segment operating profit (loss)	13,215	944	(510)	13,649

	Membership
	Services	Media	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2009
Revenues from external customers	$74,429	$26,783	$133,740	$234,952
Depreciation and amortization	1,618	2,664	4,826	9,108
Loss on sale of property and equipment	—	—	(165)	(165)
Interest income	1,713	—	4	1,717
Interest expense	—	47	6,741	6,788
Segment operating profit (loss)	24,578	1,286	(7,702)	18,162

SIX MONTHS ENDED JUNE 30, 2008
Revenues from external customers	$78,108	$41,680	$152,926	$272,714
Depreciation and amortization	1,562	3,044	4,422	9,028
Loss on sale of property and equipment	—	—	(86)	(86)
Interest income	1,821	—	20	1,841
Interest expense	—	104	8,090	8,194
Segment operating profit (loss)	23,214	6,753	(8,936)	21,031

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three and six months ended June 30, 2009 and 2008 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Profit From Operations Before Income Taxes
Total profit for reportable segments	$12,386	$13,649	$18,162	$21,031
Unallocated G & A expense	(3,848)	(4,063)	(7,341)	(7,901)
Unallocated depreciation and amortization expense	(907)	(687)	(1,553)	(1,266)
Unallocated other finance costs	(654)	—	(654)	—
Unallocated gain on derivative instrument	665	—	685	—
Unallocated financing expense	(1,540)	—	(1,540)	—
Unallocated gain on debt restructure	4,678	—	4,678	—
Elimination of intercompany interest income	(717)	(774)	(1,453)	(1,559)
Unallocated interest expense, net of intercompany elimination	(8,196)	(5,224)	(13,292)	(10,247)
Income (loss) from operations before income taxes	$1,867	$2,901	$(2,308)	$58

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2009 and December 31, 2008 (in thousands):

	6/30/2009	12/31/2008
Membership services segment	$212,712	$221,262
Media segment	81,778	88,101
Retail segment	129,343	110,964
Total assets for reportable segments	423,833	420,327
Capitalized finance costs not allocated to segments	5,558	4,450
Corporate unallocated assets	4,372	4,623
Elimination of intersegment receivable	(132,029)	(133,242)
Total assets	$301,734	$296,158

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2009	2008
Cash paid during the period for:
Interest	$21,246	$11,700
Income taxes	2	—

In January 2008, the Company assumed $0.6 million of liabilities and issued $0.4 million of debt in connection with the acquisition of nine RV and boat shows from MAC Events, LLC.

(4) STATEMENTS OF CASH FLOWS (continued)

In February 2008, the Company assumed $0.5 million of liabilities and issued $0.5 million of debt in connection with the acquisition of three RV and boat shows from Mid America Expositions, Inc.

In August 2008, AGHI paid the interest of $6.2 million on the AGHI Notes from the proceeds of a contribution from AGHC.

In December 2008, the Company recorded the fair value of the interest rate swaps in Other Long-Term Liabilities of $12.7 million, in Accumulated Other Comprehensive Loss of $10.3 million, and ineffective portion in the statement of operations as a loss on derivative instrument of $2.4 million.

In February 2009, AGHI paid the interest of $6.2 million on the AGHI Notes from the proceeds of a contribution from AGHC.

For the six months ended June 30, 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.9 million decrease in Other Long-Term Liabilities and a $3.6 million decrease in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash gain on derivative instruments of $1.3 million.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.  There were no changes in the Company’s goodwill for the six months ended June 30, 2009 and 2008, and no indicators of impairment.

	Membership Services	Media	Retail	Consolidated

Balance as of January 1, 2009	$49,944	$46,884	$—	$96,828
Impairments	—	—	—	—
Balance as of June 30, 2009	$49,944	$46,884	$—	$96,828

Balance as of January 1, 2008	$49,944	$46,884	$47,601	$144,429
Impairments	—	—	—	—
Balance as of June 30, 2008	$49,944	$46,884	$47,601	$144,429

The Company has evaluated the remaining useful lives of its property and equipment and finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its property and equipment or finite-lived purchased intangible assets were necessary.  Under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 - Segment Information.

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

Effective January 1, 2009, the Company adopted FASB Statement No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which establishes principles and requirements for ho an acquirer recognized and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The Company will apply the provisions and disclosure requirements of SFAS No. 141(R) for any acquisitions after the adoption date.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2009 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(24,450)	$11,934
Resort and golf course participation agreements	4	13,365	(13,360)	5
Non-compete and deferred consulting agreements	15	18,830	(15,713)	3,117
Deferred financing costs	6	11,674	(6,116)	5,558

		$80,253	$(59,639)	$20,614

(6) DEBT

AGHI Notes

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI

(6) DEBT (continued)

Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the option to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  As of June 30, 2009, $112.0 million of AGHI Notes remain outstanding.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  See Note 10 of the Notes to Consolidated Financial Statements.

Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement which was most recently amended on June 5, 2009 (as amended, the “AGI Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $25.0 million and term loans.  As of June 30, 2009, $3.0 million was outstanding under the revolving credit facility and $119.1 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 7.00% to 8.00%, respectively, over the stated rates, and a LIBOR floor of 2.75%.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 8), as of June 30, 2009, the average interest rates on the term loans and the revolving credit facility were 14.5% and 13.1%, respectively, and permitted borrowings under the revolving facility were $17.5 million.  AGI also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans under the Senior Credit Facility mature on March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit except a maximum of $7.5 million may be allocated to such letters of credit.  As of June 30, 2009, AGI had letters of credit in the aggregate amount of $7.5 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

In connection with the June 5, 2009 amendment to its Senior Credit Facility, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the Company capitalized $2.5 million in fees paid to the lenders and expensed as incurred $1.5 million in legal and other fees related to the amendment.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital to AGI and guarantee two required

(6) DEBT (continued)

principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, the Company entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million which was believed to be the then fair value of Camping World.  Management was assisted in determining the fair value of such subsidiary by an independent third party valuation firm.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  The Second Lien Loan is secured by substantially all of the assets and a pledge of the stock of AGI and is second in priority only to the Senior Credit Facility.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  The senior lenders agreed to subordinate their liens to such financing.  If a Camping World Financing has not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increase to prime rate plus 9.0% or LIBOR plus 10.0%.  Note 9 of the Notes to Consolidated Financial Statements.

Senior Subordinated Notes

In February 2004, AGI issued $200.0 million of 9% AGI Senior Subordinated Notes (“AGI Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  On June 8, 2006, AGI amended its Amended and Restated Credit Agreement (“Senior Credit Facility”) to permit AGI to purchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when AGI determines.  AGI retired $29.9 million of the Senior Subordinated Notes in 2006. On February 27, 2007, AGI amended its Senior Credit Facility to permit AGI to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time, as and when AGI determines, through the issuance of additional term loans of up to $50.0 million under the Senior Credit Facility.  On March 8, 2007, AGI purchased $17.7 million of the Senior Subordinated Notes.  On June 5, 2009, AGI purchased $14.6 million of the Senior Subordinated Notes.  As of June 30, 2009, $137.8 million of the Senior Subordinated Notes remain outstanding.  Interest is payable on the remaining Senior Subordinated Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries will guarantee the Senior Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in

(6) DEBT (continued)

right of payment to their existing and future senior subordinated debt.  See Note 10 of the Notes to Consolidated Financial Statements.

The amended AGI Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  As of June 30, 2009, AGI is in compliance with all covenants under the Senior Credit Facility.  Significant cost reductions have been implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

(7) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that we managed by using derivatives is interest rate risk.  We use financial instruments, including interest rate swap contracts, to reduce our risk to this exposure.  We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.

We recognize all of our derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with SFAS 157 (See Note 8 of the Notes to Consolidated Financial Statements, “Fair Value Measurements”). The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  Our derivatives that are not designated and do not qualify as hedges under SFAS 133 are adjusted to fair value through current earnings.

Effective January 1, 2009, the Company adopted the provisions of the FASB’s Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires that the objectives for using derivative instruments be disclosed to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage.  This standard also requires disclosure of how derivatives and related hedged items are accounted for and how they affect the Company’s financial statements.  The adoption of SFAS 161 did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.039% at June 30, 2009, based upon the April 30, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.

(7) INTEREST RATE SWAP AGREEMENTS (continued)

On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.039% at June 30, 2009 based upon the April 30, 2009 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.

On June 11, 2009, the Company partially settled the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was recorded as a non-operating item in “Gain on derivative instrument” in the consolidated statement of operations for the quarter ended June 30, 2009.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive loss related to the partial termination of the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Included in other comprehensive loss at June 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instruments.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instruments.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying Statement 133 hedging instruments segregated by assets and liabilities as required by Statement 161.

Fair Values of Derivative Instruments (in thousands):

Derivatives designated as hedging intruments under Statement 133	Balance Sheet Location	6/30/2009	12/31/2008

Interest rate swap contracts	Other long-term liabilities	$(7,850)	$(12,731)

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of financial performance for the six months ended June 30, 2009 and 2008 segregated between designated, qualifying Statement 133 hedging instruments and those that are not, and segregated by assets and liabilities as required by Statement 133(R) (in thousands):

Derivatives in Statement 133 Cash Flow Hedging	Amount of Gain or (Loss) recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Statement of Operations (Effective	Amount of Gain or (Loss) reclassified from OCI into Statement of Operations (Effective portion)
Relationships	6/30/2009	6/30/2008	Portion)	6/30/2009	6/30/2008

Interest rate swap contracts	$3,635	$(5,632)	Gain (loss) on derivative Instrument	$(61)	$—

Derivatives in Statement 133 Cash Flow Hedging	Location of Gain (Loss) Recognized in Statement of Operations on Derivative (Ineffective Portion and Amount Excluded from		Amount of Gain or (Loss) recognized in income on Derivative (Ineffective portion and amount excluded from Effectiveness testing)
Relationships	Effectiveness Testing)		6/30/2009	6/30/2008

Interest rate swap contracts	Gain (loss) on derivative Instrument		$746	$—

(8) FAIR VALUE MEASUREMENTS

The Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008, for its financial assets and liabilities and effective January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Although the adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

During the three months ended June 30, 2009, the Company adopted the provisions of the FASB’s FSP SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The adoption of these FSP’s resulted in additional

(8) FAIR VALUE MEASUREMENTS (continued)

interim disclosures and did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

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

As of June 30, 2009, AGI holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  AGI’s interest rate swap contracts are not traded on a public exchange.  See Note 7 of the Notes to Consolidated Financial Statements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

The Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  FreedomRoads is an affiliate under common ownership with the Company’s ultimate parent.  Management was assisted in determining the fair value of the preferred interest in FreedomRoads Holding Company LLC by an independent third party valuation firm.  In anticipation of the potential sale of Camping World, the impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.  Therefore, the Company has categorized the FreedomRoads Preferred Interest as Level 3.  The impairment charge relating to the FreedomRoads Preferred Interest was not allocated to any particular operating segment.

The Company’s liabilities at June 30, 2009, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap Contracts	$(7,850)	$—	$(7,850)	$—
FreedomRoads Preferred Interest	—	—	—	—

There were no material remeasurements to fair value during the six months ended June 30, 2009 and 2008 of assets and liabilities that are not measured at fair value on a recurring basis.

(8) FAIR VALUE MEASUREMENTS (continued)

The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

The following table presents the reported carrying value and fair value information for the Company’s AGHI Notes, AGI Senior Subordinated Notes, and Senior Credit Facility. The fair values shown for the AGHI Notes and AGI Senior Subordinated Notes are based on quoted prices in active markets for identical assets (Level 1) (in thousands):

	6/30/2009		12/31/2008
	Cost	Fair Value	Cost	Fair Value
AGHI Notes	$111,996	$50,398	$111,732	$50,279
AGI Senior Subordinated Notes	137,824	88,207	152,399	80,771
Senior Credit Facility	122,127	122,127	134,455	134,455

(9) RECENT EVENTS

On June 5, 2009, the Company entered into an option agreement with the shareholder of its ultimate parent to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million. In the event the Camping World purchase option is exercised and, subject to the consent of the lenders under the Senior Credit Facility, the sale of Camping World consummated, the Company would intend to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the Senior Credit Facility, as amended.  As of June 30, 2009, an aggregate of $119.1 million was outstanding under the term loans and $3.0 million was outstanding under the revolving credit facility of the Senior Credit Facility.

The financial statements for Camping World are different from the segment reporting in Note 3 because the Camping World President’s Club and other related ancillary products are included as part of the membership services segment in the segment reporting.

The following unaudited pro forma condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008 and the statement of operations for the six months ended June 30, 2009 and 2008 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to the shareholder of the ultimate parent of the Company.  The pro forma adjustments relate to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as of June 30, 2009, but are expected to meet such requirements if the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at June 30, 2009.

(9) RECENT EVENTS (continued)

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

(9) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of June 30, 2009 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,851	$(4,290)	$6,561
Accounts receivable, net	43,025	(18,987)	24,038
Inventories	64,534	(63,830)	704
Prepaid expenses and other assets	14,247	(1,965)	12,282
Assets of discontinued operations	—	129,343	129,343
Total current assets	132,657	40,271	172,928

PROPERTY AND EQUIPMENT, net	39,767	(31,535)	8,232
NOTE FROM AFFILIATE	4,723	—	4,723
INTANGIBLE ASSETS, net	20,614	(2,869)	17,745
GOODWILL	96,828	—	96,828
DEFERRED TAX ASSETS, net	4,569	(4,569)	—
OTHER ASSETS	2,576	(1,298)	1,278
Total assets	$301,734	$—	$301,734

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,163	$(41,501)	$1,662
Accrued interest	10,151	—	10,151
Accrued income taxes	1,236	458	1,694
Accrued liabilities	27,060	(14,104)	12,956
Deferred revenues and gains	61,390	(7,594)	53,796
Current portion of long-term debt	148,891	—	148,891
Liabilities of discontinued operations	—	85,572	85,572
Total current liabilities	291,891	22,831	314,722

DEFERRED REVENUES AND GAINS	35,866	(8,428)	27,438
LONG-TERM DEBT, net of current portion	234,331	—	234,331
OTHER LONG-TERM LIABILITIES	25,845	(14,403)	11,442
	587,933	—	587,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	23,220		23,220
Accumulated deficit	(302,718)	—	(302,718)
Accumulated other comprehensive income	(6,702)		(6,702)
Total stockholder’s deficit	(286,199)	—	(286,199)
Total liabilities and stockholder’s deficit	$301,734	$—	$301,734

(9) RECENT EVENTS (continued)

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

(9) RECENT EVENTS (continued)

Unaudited pro forma information relating to the operations of AGHI reclassifying Camping World for the six months ended June 30, 2009 to discontinued operations is as follows (in thousands):

	2009	Reclassification of	2009
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$74,429	$(8,897)	$65,532
Media	26,783	—	26,783
Retail	133,740	(133,740)	—
	234,952	(142,637)	92,315

COSTS APPLICABLE TO REVENUES:
Membership services	44,945	(1,707)	43,238
Media	20,880	—	20,880
Retail	80,906	(80,906)	—
	146,731	(82,613)	64,118

GROSS PROFIT	88,221	(60,024)	28,197

OPERATING EXPENSES:
Selling, general and administrative	63,056	(54,295)	8,761
Financing expense	1,540	—	1,540
Depreciation and amortization	10,661	(4,826)	5,835
	75,257	(59,121)	16,136

INCOME FROM OPERATIONS	12,964	(903)	12,061

NON-OPERATING ITEMS:
Interest income	264	(4)	260
Interest expense	(20,080)	1,933	(18,147)
Debt restructuring expense	685	—	685
Gain on derivative instrument	4,678	—	4,678
Other non-operating items	(819)	165	(654)
	(15,272)	2,094	(13,178)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,308)	1,191	(1,117)

INCOME TAX EXPENSE	(700)	413	(287)

LOSS FROM CONTINUING OPERATIONS	(3,008)	1,604	(1,404)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(1,191)	(1,191)
Income tax expense	—	(413)	(413)
Loss on discontinued operations	—	(1,604)	(1,604)

NET LOSS	$(3,008)	$—	$(3,008)

(9) RECENT EVENTS (continued)

Unaudited pro forma information relating the operations of AGHI reclassifying Camping World for the six months ended June 30, 2008 to discontinued operations is as follows (in thousands):

	2008	Reclassification of	2008
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$78,108	$(9,884)	$68,224
Media	41,680	—	41,680
Retail	152,926	(152,926)	—
	272,714	(162,810)	109,904

COSTS APPLICABLE TO REVENUES:
Membership services	49,659	(2,601)	47,058
Media	28,604	—	28,604
Retail	89,195	(89,195)	—
	167,458	(91,796)	75,662

GROSS PROFIT	105,256	(71,014)	34,242

OPERATING EXPENSES:
Selling, general and administrative	76,722	(66,111)	10,611
Depreciation and amortization	10,294	(4,422)	5,872
	87,016	(70,533)	16,483

INCOME FROM OPERATIONS	18,240	(481)	17,759

NON-OPERATING ITEMS:
Interest income	282	(20)	262
Interest expense	(18,441)	1,499	(16,942)
Other non-operating items	(23)	86	63
	(18,182)	1,565	(16,617)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	58	1,084	1,142

INCOME TAX EXPENSE	(571)	409	(162)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(513)	1,493	980

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(1,084)	(1,084)
Income tax expense	—	(409)	(409)
Loss on discontinued operations	—	(1,493)	(1,493)

NET LOSS	$(513)	$—	$(513)

(10) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through August 14, 2009 and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company has engaged a financial advisor to seek equity capital which would permit a possible refinancing or restructuring of the Senior Credit Facility ($119.1 million principal amount of term loans and $3.0 million principal amount under the revolving credit line under the Senior Credit Facility on June 30, 2009), AGI’s Second Lien Loan indebtedness ($9.7 million principal outstanding on June 30, 2009), AGI’s Senior Subordinated Notes due 2012 ($137.8 million principal outstanding on June 30, 2009) and the AGHI Notes due 2012 ($112.0 million principal outstanding on June 30, 2009).  AGI and AGHI have received preliminary written proposals from a number of potential equity investors, some of whom have performed business due diligence.  AGI and AGHI are actively pursuing four of such proposals.  They involve new cash equity investments of between $50.0 million and $90.0 million.  All proposals contemplate, as a condition to the equity investment, that the Company’s Camping World subsidiary would be sold to an affiliate and that a significant part of the proceeds of the equity investment would be used to make an offer to holders of the AGI Senior Subordinated Notes due 2012 and/or the AGHI Notes due 2012 to exchange their current security for a combination of cash and new bonds with an extended maturity date and a lower face amount.  In view thereof, AGHI intends to defer the interest payment ($6.2 million) due on August 15, 2009 on the AGHI Notes.

Under the terms of the AGHI Notes, the Company is afforded a 30-day grace period from the interest payment date before non-payment constitutes an event of default under such notes.  During such 30-day grace period, the Company intends to discuss with bondholders possible alternative capital structures after a presumed cash equity investment, including possible discounts for early payment and possible exchanges of existing securities for new securities with an extended maturity date or other terms acceptable to the Company and its bondholders.

As a result of restrictions in the AGI Senior Credit Facility, AGI is blocked from making distributions to AGHI for the purpose of paying interest on the AGHI Notes.  For the two most recent interest payments, AGHI has made the interest payment using the proceeds of a capital contribution from AGHI’s parent.  There can be no assurance that AGHI’s parent will fund the interest payment on the AGHI Notes by the end of the 30-day grace period.

There can be no assurance that the Company will be able to implement a new capital structure to repay or refinance the AGI Senior Credit Facility, AGI’s Second Lien Loan indebtedness, the AGI Senior Subordinated Notes or the AGHI Notes before the final maturity of the AGI Senior Credit Facility in March 2010, the maturity of AGI’s Second Lien Loan indebtedness in July 2010, the maturity of the AGI Senior Subordinated Notes in February 2012, or the maturity of the AGHI Notes, $25.4 million of which mature in March 2010 and the balance in February 2012.  If the Company is not able to refinance or replace any such debt before its scheduled maturity, the holders of such debt will be entitled to

(10) SUBSEQUENT EVENTS

exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI Senior Credit Facility and AGI’s Second Lien Loan indebtedness is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2009	6/30/2008	Inc/(Dec)

REVENUES:
Membership services	30.2%	28.8%	(7.9)%
Media	7.2%	10.4%	(39.3)%
Retail	62.6%	60.8%	(9.4)%
	100.0%	100.0%	(12.1)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.9%	18.0%	(7.2)%
Media	5.7%	7.7%	(35.0)%
Retail	38.0%	35.4%	(5.7)%
	62.6%	61.1%	(9.8)%

GROSS PROFIT	37.4%	38.9%	(15.6)%

OPERATING EXPENSES:
Selling, general and administrative	25.5%	27.2%	(17.8)%
Financing expense	1.2%	—	100.0%
Depreciation and amortization	4.4%	3.5%	10.3%
	31.1%	30.7%	(11.2)%

INCOME FROM OPERATIONS	6.3%	8.2%	(32.2)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(3.6)%
Interest expense	(8.5)%	(6.3)%	19.2%
Gain on derivative instrument	0.5%	—	100.0%
Gain on debt restructure	3.6%	—	100.0%
Other non-operating items, net	(0.6)%	—	2844.0%
	(4.9)%	(6.2)%	(31.1)%

INCOME BEFORE INCOME TAXES	1.4%	2.0%	(35.6)%

INCOME TAX EXPENSE	(0.2)%	(0.2)%	11.8%

NET INCOME	1.2%	1.8%	(40.5)%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2009	6/30/2008	Inc/(Dec)

REVENUES:
Membership services	31.7%	28.6%	(4.7)%
Media	11.4%	15.3%	(35.7)%
Retail	56.9%	56.1%	(12.5)%
	100.0%	100.0%	(13.8)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.1%	18.2%	(9.5)%
Media	8.9%	10.5%	(27.0)%
Retail	34.5%	32.7%	(9.3)%
	62.5%	61.4%	(12.4)%

GROSS PROFIT	37.5%	38.6%	(16.2)%

OPERATING EXPENSES:
Selling, general and administrative	26.8%	28.1%	(17.8)%
Financing expense	0.7%	—	100.0%
Depreciation and amortization	4.5%	3.8%	3.6%
	32.0%	31.9%	(13.5)%

INCOME FROM OPERATIONS	5.5%	6.7%	(28.9)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(6.4)%
Interest expense	(8.6)%	(6.8)%	8.9%
Gain on derivative instrument	0.3%	—	100.0%
Gain on debt restructure	2.0%	—	100.0%
Other non-operating items, net	(0.3)%	—	3460.9%
	(6.5)%	(6.7)%	(16.0)%

(LOSS) INCOME BEFORE INCOME TAXES	(1.0)%	—	(4079.3)%

INCOME TAX EXPENSE	(0.3)%	(0.2)%	22.6%

NET LOSS	(1.3)%	(0.2)%	486.4%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009

Compared With Three Months Ended June 30, 2008

Revenues

Revenues of $129.9 million for the second quarter of 2009 decreased by $17.8 million, or 12.1%, from the comparable period in 2008.

Membership services revenues of approximately $39.2 million for the second quarter of 2009 decreased $3.4 million, or 7.9%, from the comparable period in 2008.  This revenue decrease was largely attributable to a $2.3 million reduction in member publication advertising revenue and reduced membership file size for the Coast Club and Golf Card Club, an $0.8 million reduction in revenue from member events, a $0.5 million decrease in other ancillary product revenue, and a $0.4 million decrease in marketing fee income for vehicle insurance products.  These decreases were partially offset by increased extended vehicle warranty program revenue of $0.6 million resulting from continued policy growth and strong renewals.

Media revenues of $9.4 million for the second quarter of 2009 decreased $6.1 million, or 39.3%, from the comparable period in 2008.  This decrease was primarily attributable to a $2.8 million reduction in revenue in the outdoor power sports magazines related to decreased advertising revenue, a $2.3 million reduction in RV related publications, primarily attributable to decreased advertising revenue, a $0.5 million reduction in consumer show revenue due to reduced exhibitor attendance, and a $0.5 million reduction in advertising revenue related to the campground guides.

Retail revenues of $81.4 million decreased by $8.4 million, or 9.4%, from the comparable period in 2008.  Store merchandise sales decreased $4.6 million from the second quarter of 2008 due to a same store sales decrease of $4.0 million, or 6.5%, compared to a 15.0% decrease in same store sales for the second quarter of 2008, and discontinued store revenue of $2.2 million, was partially offset by a $1.6 million revenue increase from the opening of seven new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Further, mail order sales decreased $0.4 million, installation and service fees decreased $0.9 million and supplies and other sales decreased $2.5 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $81.4 million for the second quarter of 2009, a decrease of $8.9 million, or 9.8%, from the comparable period in 2008.

Membership services costs and expenses of approximately $24.6 million decreased $1.9 million, or 7.2%, from the comparable period in 2008.  This decrease consisted of $0.6 million of reduced member magazine costs, a $0.4 million reduction in wage-related expenses, a $0.4 million reduction in marketing costs related to vehicle insurance products, a $0.3 million decrease in member events costs related to reduced revenue and a $0.2 million decrease in other ancillary product expenses.

Media costs and expenses of $7.4 million for the second quarter of 2009 decreased $4.0 million, or 35.0%, from the comparable period in 2008 primarily related to a $1.7 million reduction in magazine expenses resulting from decreased circulation and production costs, a $1.5 million reduction wage-related costs, a $0.6 million reduction in consumer show costs related to reduced revenue, and a $0.2 million reduction in costs related to campground guides.

Retail costs applicable to revenues decreased $3.0 million, or 5.7%, to $49.4 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 39.3% for the second quarter of 2009 decreased from 41.7% for the comparable period in 2008 primarily due to new, discounted “value pricing” adopted on over 1,000 products.

Operating Expenses

Selling, general and administrative expenses of approximately $33.1 million for the second quarter of 2009 decreased $7.2 million compared to the second quarter of 2008.  This decrease was due to a $6.1 million decrease in retail general and administrative expenses consisting primarily of decreases in labor and selling expenses, a $0.7 million reduction in wage related expenses, a $0.6 million expense reduction in the consumer shows group relating to discontinued consulting agreements and management fees and $0.3 million in other general and administrative expenses.  These decreases were partially offset by an increase of $0.5 million in professional fees.

Financing expense of $1.5 million in second quarter of 2009 related to legal and other costs incurred relating to the amendment to the credit facility dated June 5, 2009, which was expensed in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

Depreciation and amortization expense of $5.7 million increased $0.5 million from the prior year primarily due to depreciation of a retail supply chain system installed in 2009.

Income from Operations

Income from operations for the second quarter of 2009 totaling $8.2 million decreased $3.9 million compared to the second quarter of 2008.  This decrease was primarily due to reduced gross profit for retail, media and membership services operations of $5.4 million, $2.1 million and $1.5 million, respectively, partially offset by reduced operating expenses of $5.1 million.

Non-Operating Items

Non-operating items of $6.3 million for the second quarter of 2009 decreased approximately $2.9 million compared to the second quarter of 2008 due to a $4.7 million gain on purchase of the $14.6 million Senior Subordinated Notes with the proceeds from the $9.7 million Second Lien Loan and a $0.7 million gain on derivative interest rate swap agreements (See Note 7 of the Notes to Consolidated Financial Statements), partially offset by a $1.8 million increase in net interest expense relating to higher interest rates and $0.7 million of other refinance costs.

Income Before Income Tax

Income from operations before income tax for the second quarter of 2009 was $1.9 million, or $1.0 million lower than the second quarter of 2008.  This decrease was attributable to the $3.9 million decrease in income from operations and $2.9 million of reduced non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.3 million for the second quarter of 2009, compared to $0.3 million for the second quarter of 2008.

Net Income

Net income in the second quarter of 2009 was $1.6 million compared to net income of $2.6 million for the same period in 2008 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $12.0 million for the second quarter of 2009 decreased $1.3 million, or 9.5%, from the comparable period in 2008.  This decrease was largely attributable to a $1.3 million decrease in segment profit from member publications primarily due to decreased advertising revenue, a $0.5 million decrease in segment profit from member events, a $0.4 million decrease in segment profit from vehicle insurance products and a $0.4 million decrease in segment profit from a decline in Coast to Coast Club and Golf Card Club membership fees, partially offset by a $0.7 million increase in profit from the extended vehicle warranty programs, associated with increased renewal revenue and a $0.6 million reduction in wage-related overhead expenses.

Media segment profit decreased $1.0 million, or 102.8%, to a loss of $26,000 for the second quarter of 2009 decreased from the comparable period in 2008.  This decrease was largely attributed to a $2.0 million decrease in profit in the RV-related publications primarily related to reduced advertising revenue, partially offset by a $0.7 million increase in segment profit from our consumer shows group and a $0.3 million reduction in segment overhead expenses.

Retail segment profit increased $1.0 million from the second quarter of 2008 to $0.4 million for the second quarter of 2009.  This increase in segment profit resulted primarily from a $6.1 million decrease in selling, general and administrative expenses, a $1.2 million decrease in interest expense, partially offset by a $5.7 million decrease in gross profit margin and a $0.6 million increase in depreciation and amortization expense.

Six Months Ended June 30, 2009

Compared With Six Months Ended June 30, 2008

Revenues

Revenues of $235.0 million for the first six months of 2009 decreased by $37.8 million, or 13.8%, from the comparable period in 2008.

Membership services revenues of approximately $74.4 million for the first six months of 2009 decreased $3.7 million, or 4.7%, from the comparable period in 2008.  This revenue decrease was largely attributable to a $3.7 million reduction in revenue for the membership services clubs, largely due to reduced advertising revenue in member publications and reduced file size in the Coast to Coast Club and Golf Card Club, a $1.1 million reduction in member events revenue, a $0.8 million decrease in marketing fee income for vehicle insurance products, a $0.6 million reduction in dealer program marketing revenue and a $0.5 million reduction in other various ancillary products.  These decreases were partially offset a $1.8 million increase in extended vehicle warranty program revenue resulting from continued growth and strong renewals of contracts in force and a $1.2 million brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  The Cooperative Resources Agreement was dated January 1, 2008 and requires payment by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the Camping World logos, trademarks, and trade names granted by AGI.  This brand usage license fee of $1.3 million recognized from FreedomRoads in the second quarter of 2009 has been fully reserved due to the uncertainty of its collectability.

Media revenues of $26.8 million for the first six months of 2009 decreased $14.9 million, or 35.7%, from the comparable period in 2008.  This decrease was primarily attributable to a $5.9 million reduction in revenue from the outdoor power sports magazines related to reduced advertising revenue and reduced published issues of boating and ATV magazines, a $4.3 million reduction in consumer show revenue mainly due to reduced exhibitor attendance, a $3.6 million reduction in RV-related magazines largely due to reduced advertising revenue, a $0.6 million reduction in revenue associated with our campground guides and a $0.5 million reduction in revenue from the annual campground directories.

Retail revenues of approximately $133.8 million decreased by $19.2 million, or 12.5%, from the comparable period in 2008.  Store merchandise sales decreased $12.5 million from the first six months of 2008 due to a same store sales decrease of $12.0 million, or 11.0%, compared to a 15.7% decrease in same store sales for the first six months of 2008, and discontinued store revenue of $3.3 million, was partially offset by a $2.8 million revenue increase from the opening of seven new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order sales decreased $1.5 million, installation and service fees decreased $1.6 million and supplies and other sales decreased $3.6 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $146.7 million for the first six months of 2009, a decrease of $20.7 million, or 12.4%, from the comparable period in 2008.

Membership services costs and expenses of $44.9 million decreased $4.7 million, or 9.5%, from the comparable period in 2008.  This decrease consisted of $1.7 million of reduced marketing and member publication costs related to the Good Sam Club, Coast to Coast Club and Golf Card Club, a $1.1 million reduction in wage-related expenses, a $0.9 million reduction in marketing costs related to vehicle insurance products, a $0.7 million reduction in costs related to various other ancillary products, a $0.5 million decrease in events costs related to reduced revenue, a $0.4 million reduction in dealer program marketing costs related to reduced revenue and $0.3 million of reduced costs in emergency road service programs.  These increases were partially offset by $0.4 million of incremental costs associated with increased extended vehicle warranty program revenue and a $0.5 million increase in costs associated with a revised marketing fee structure in the health related insurance programs.

Media costs and expenses of $20.9 million for the first six months of 2009 decreased $7.7 million, or 27.0%, from the comparable period in 2008 primarily related to reduced costs of $2.9 million in magazine circulation and production costs, a $2.5 million reduction in wage related expenses, a $1.7 million reduction related to consumer show costs, including reduced site rental, outside services and promotion expense related to fewer exhibitors, a $0.5 million reduction in mostly marketing costs related to the annual campground directories and a $0.1 million reduction related to reduced campground guide revenue.

Retail costs applicable to revenues decreased $8.3 million, or 9.3%, to $80.9 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 39.5% for the first six months of 2009 decreased from 41.7% for the comparable period in 2008 primarily due to decreased ad sales and new, discounted “value pricing” adopted on over 1,000 products.

Operating Expenses

Selling, general and administrative expenses of approximately $63.1 million for the first six months of 2009 decreased $13.6 million compared to the first six months of 2008.  This decrease was due to an $11.8 million decrease in retail general and administrative expenses primarily consisting decreases in labor and selling expenses.  In addition, wage related expense savings were $1.0 million in the other two segments and the consumer shows group in the media segment had an $0.8 million reduction in general and administrative expenses related to discontinued consulting agreements and management fees.

For the first six months of 2009, financing expense of $1.5 million was incurred for legal and other costs related to the amendment to the credit facility dated June 5, 2009, which were expensed in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

Depreciation and amortization expense of $10.7 million increased $0.4 million primarily due to the commencement of depreciation of a retail supply chain project installed in 2009.

Income From Operations

Income from operations for the first six months of 2009 totaling $13.0 million decreased $5.3 million compared to the first six months of 2008.  This decrease was primarily due to reduced gross profit for retail and media operations of $10.9 million, and $7.2 million, respectively, partially offset by reduced operating expenses of approximately $11.8 million and increased gross profit for the membership services operations of $1.0 million.

Non-Operating Items

Non-operating items of $15.3 million for the first six months of 2009 decreased $2.9 million compared to the first six months of 2008 due to a $4.7 million gain on purchase of the $14.6 million Senior Subordinated Notes with the proceeds from the $9.7 million Second Lien Loan and a $0.7 million gain on derivative interest rate swap agreements (See Note 7 of the Notes to Consolidated Financial Statements), partially offset by a $1.6 million increase in net interest expense resulting from increased interest rates, $0.8 million of refinance costs, and a $0.1 million loss on sale of retail equipment.

(Loss) Income before Income Taxes

Loss from operations before income taxes for the first six months of 2009 was $2.3 million, or an increase of $2.4 million from the first six months of 2008.  This increased loss was attributable to the $5.3 million decrease in income from operations and $2.9 million of reduced non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.7 million for the first six months of 2009, compared to $0.6 million for the first six months of 2008.

Net (Loss) Income

Net loss in the first six months of 2009 was $3.0 million compared to $0.5 million for the same period in 2008 primarily due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $24.6 million for the first six months of 2009 increased $1.4 million, or 5.9%, from the comparable period in 2008.  This increase was largely attributable to a $1.7 million increase in profit from the extended vehicle warranty program, associated with reduced marketing expenses, a $1.2 million brand licensing fee charged to FreedomRoads in March 2009 and a $0.7 million reduction in wage-related overhead expenses, partially offset by a $0.8 million decrease in segment profit from the Good Sam Club, primarily relating to reduced advertising revenue in the member publication, a $0.6 million decrease in segment profit from member events resulting from reduced attendance, a $0.4 million decrease in segment profit in Coast to Coast Club and Golf Card Club due to reduced enrollment and a $0.4 million decrease in segment profit in health related ancillary products.

Media segment profit of approximately $1.3 million for the first six months of 2009 decreased approximately $5.4 million, or 81.0%, from the comparable period in 2008.  This decrease was largely attributed to a $2.7 million decrease in segment profit from the RV-related publications primarily related to attributable to reduced advertising revenue, a $1.6 million decrease in segment profit from our consumer shows group primarily related to reduced exhibitor revenue, and a $1.1 million decrease in segment profit from our outdoor powersports magazine group, primarily attributable to reduced advertising revenue and fewer issues published.

Retail segment loss decreased $1.2 million from the first six months of 2008 to a loss of approximately $7.7 million for the first six months of 2009.  This decrease in segment loss resulted primarily from an $11.8 million decrease in selling, general and administrative expenses and a $1.3 million decrease in interest expense partially offset by an $11.5 million decrease in gross profit margin, and a $0.4 million increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2009 and December 31, 2008 was $159.2 million and $15.0 million, respectively.  The primary reason for the increase in working capital deficit for 2009 is the classification of the debt associated with the Amended and Restated Credit Agreement and AGHI Notes totaling $148.9 million as a current liability.  Deferred revenue and gains reported under current liabilities was $61.4 million and $60.6 million as of June 30, 2009 and December 31, 2008, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its borrowings.  The Company anticipates that it will be able to refinance or replace the existing credit facility before its maturity on March 31, 2010 and, assuming such refinancing, will have sufficient funds from its operations together with available borrowing under the replacement credit facility to meet all of the Company’s debt service, capital requirements and working capital needs over the next twelve months.

The Company has engaged a financial advisor to seek equity capital which would permit a possible refinancing or restructuring of the Senior Credit Facility ($119.1 million principal amount of term loans and $3.0 million principal amount under the revolving credit line under the Senior Credit Facility on June 30, 2009), AGI’s Second Lien Loan indebtedness ($9.7 million principal outstanding on June 30, 2009), AGI’s Senior Subordinated Notes due 2012 ($137.8 million principal outstanding on June 30, 2009) and the AGHI Notes due 2012 ($112.0 million principal outstanding on June 30, 2009).  AGI and AGHI have received preliminary written proposals from a number of potential equity investors, some of whom have performed business due diligence.  AGI and AGHI are actively pursuing four of such proposals.  They involve new cash equity investments of between $50,000,000 and $90,000,000.  All proposals contemplate, as a condition to the equity investment, that the Company’s Camping World subsidiary would be sold to an affiliate and that a significant part of the proceeds of the equity investment would be used to make an offer to holders of the AGI Senior Subordinated Notes due 2012 and/or the AGHI Notes due 2012 to exchange their current security for a combination of cash and new bonds with an extended maturity date and a lower face amount.  In view thereof the Company intends to defer the interest payment ($6.2 million) due on August 15, 2009 on the AGHI Notes.

Under the terms of the AGHI Notes, the Company is afforded a 30-day grace period from the interest payment date before non-payment constitutes an event of default under such notes.  During such 30-day grace period, the Company intends to discuss with bondholders possible alternative capital structures after a presumed cash equity investment, including possible discounts for early payment and possible exchanges of existing securities for new securities with an extended maturity date or other terms acceptable to the Company and its bondholders.

As a result of restrictions in the AGI Senior Credit Facility, AGI is blocked from making distributions to

AGHI for the purpose of paying interest on the AGHI Notes.  For the two most recent interest payments, AGHI has made the interest payments using the proceeds of capital contributions from AGHI’s parent.  There can be no assurance that AGHI’s parent will fund the interest payments due on the AGHI Notes as it has for the two most recent interest payments.

There can be no assurance that the Company will be able to implement a new capital structure to repay or refinance the AGI Senior Credit Facility, AGI’s Second Lien Loan indebtedness, the AGI Senior Subordinated Notes or the AGHI Notes before the final maturity of the AGI Senior Credit Facility in March 2010, the maturity of AGI’s Second Lien Loan indebtedness in July 2010, the maturity of the AGI Senior Subordinated Notes in February 2012, or the maturity of the AGHI Notes, $25.4 million of which mature in March 2010 and the balance in February 2012.   If the Company is not able to refinance or replace any such debt before its scheduled maturity, the holders of such debt will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI Senior Credit Facility and AGI’s Second Lien Loan indebtedness is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2009.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2009 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2009	2010 and 2011	2012 and 2013	Thereafter

Debt and future interest	$472,702	$30,262	$204,034	$238,406	$—
Operating lease obligations	233,467	11,797	45,096	37,973	138,601
Standby letters of credit	7,467	5,467	2,000	—	—
Grand total	$713,636	$47,526	$251,130	$276,379	$138,601

AGI Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “AGI Senior Credit Facility”).  The AGI Senior Credit Facility, as amended by the amendment on June 5, 2009, provides for a revolving credit facility of $25.0 million and term loans.  As of June 30, 2009, $119.1 million was outstanding under the term loans and $3.0 million was outstanding under the revolving credit facility.  Reborrowings under the term loans are not permitted.  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 7.00% to 8.00%, respectively, over the stated rates, and a LIBOR floor of 2.75%.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 8 of the Notes to Financial Statements), as of June 30, 2009, the average interest rates on the term loans and the revolving credit facility were 14.5% and 13.1%, respectively, and permitted borrowings under the revolving facility were $17.5 million.  AGI also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of June 30, 2009, AGI had letters of credit in the aggregate amount of $7.5 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the AGI’s assets and a pledge of AGI’s stock and the stock of the AGI’s subsidiaries.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes due 2012 (“AGHI Notes”) in cash instead of by the issuance of additional notes and AGI makes a distribution to AGHI for purposes of paying that cash interest.  For the six months ended June 30, 2009 and 2008, the Company did not distribute dividends to AGHI to fund the Company’s tax obligations.  Further, AGI amended the AGI Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads, an affiliate of the Company.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  The Company capitalized $2.5 million in fees paid to the lenders and expensed as incurred $1.5 million in legal and other fees related to the amendment.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital to AGI, and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, AGI entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which AGI granted such shareholder or his assigns an option, exercisable on or before March 1, 2010 to purchase the Company’s Camping World subsidiary for $55.0 million.  Management was assisted in determining the fair value of such subsidiary by an independent third party valuation firm.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  The senior lenders agreed to subordinate their liens to such financing.  If a Camping World Financing has not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increase to prime rate plus 9.0% or LIBOR plus 10.0%.  See Note 9 of the Notes to Consolidated Financial Statements.

The amended AGI Senior Credit Facility also revised AGI’s financial covenants in effect through the extended maturity date.  Significant cost reductions have been implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

The AGI Senior Credit Facility contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  There was no event of default under the AGI Senior Credit Facility at June 30, 2009.

AGI Senior Subordinated Notes

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“AGI Senior Subordinated Notes”).  AGI completed a registered exchange of the AGI Senior Subordinated Notes under the Securities Act of 1933 in August 2004.

On June 8, 2006, AGI amended its AGI Senior Credit Facility to permit AGI to purchase up to $30.0 million of the AGI Senior Subordinated Notes from time to time as and when the Company determines.  During 2006, AGI purchased $29.9 million of the AGI Senior Subordinated Notes. The purchases of these notes were made with available cash, and the notes purchased have been retired.

On March 8, 2007, AGI purchased $17.7 million of the AGI Senior Subordinated Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the AGI Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the AGI Senior Credit Facility.  On June 5, 2009, the Company purchased $14.6 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of a $9.7 million Second Lien Loan.  As of June 30, 2009, $137.8 million of Senior Subordinated Notes remain outstanding.  The fair value of the AGI Senior Subordinated Notes, based on the quoted market price at June 30, 2009, was $88.2 million.

The AGI Indenture, pursuant to which the AGI Senior Subordinated Notes were issued, contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.

AGHI Notes

On March 24, 2005, in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  The Company paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  If the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.  As of June 30, 2009, $112.0 million of AGHI Notes remain outstanding.  The fair value of the AGHI Notes, based on the quoted market price at June 30, 2009, was $50.4 million.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  See Note 10 of the Notes to Consolidated Financial Statements.

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

Interest Rate Swap Agreements

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.039% at June 30, 2009 based upon the April 30, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (1.039% at June 30, 2009 based upon the April 30, 2009 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts were zero at inception.  The Company entered into the interest rate swap contracts to limit the effect of increases on our floating rate debt.  The interest rate swap contracts are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $7.9 million of which $6.7 million is in accumulated other comprehensive loss, and $0.7 million in the statement of operations at June 30, 2009.  The fair value of these swaps included in other long-term liabilities was $12.7 million of which $10.3 million is in accumulated other comprehensive loss and $2.4 million in the statement of operations at December 31, 2008.

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Included in other comprehensive loss at June 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instrument.

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as gain (loss) on derivative instrument.

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

For the six months ended June 30, 2009, the Company incurred no deferred executive compensation expense under the phantom stock agreements, and made payments of $1.4 million under the terms of the vested phantom stock agreements.  Any earned incentives under these agreements are scheduled to be paid at various times over the next four years.  No phantom stock payments are scheduled to be made for the remainder of 2009.

Capital expenditures for the first six months of 2009 totaling $2.4 million decreased $5.2 million from the first six months of 2008 primarily due to a curtailment of new retail store openings.  Additional capital expenditures of $1.1 million are anticipated for the balance of 2009 primarily for software enhancements, information technology upgrades and further website development.

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

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 6 years, 4 years, 15 years and 6 years, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At June 30, 2009, accumulated other comprehensive loss was $6.7 million.

Derivative Financial Instruments

As discussed in Note 7, the Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

On June 11, 2009, the Company partially settled the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was recorded to earnings in Gain on derivative.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive loss related to the partial termination of the $35.0 million interest rate swap was reduced prorata and included in earnings as gain (loss) on derivative instrument.

Due to the potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Included in other comprehensive loss at June 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instruments.

Fair Value Measurements

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap contracts which totaled $7.9 million at June 30, 2009.

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

Interest Rate Sensitivity Analysis

At June 30, 2009, we had debt totaling $383.2 million, comprised of $2.1 million of variable rate debt and $381.1 million of fixed rate debt, comprised of $120.0 million of debt fixed through the interest rate swap agreements, $137.8 million of AGI Senior Subordinated Notes, $9.7 million of Second Lien Loan, $112.0 million of AGHI Notes and $1.6 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of June 30, 2009, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 1A: RISK FACTORS

The AGI Senior Credit Facility matures on March 31, 2010.  As of June 30, 2009, there was $122.1 million outstanding under the AGI Senior Credit Facility and it is secured by a lien on all of the Company’s assets and a pledge of the Company’s stock and the stock of its subsidiaries.  Although the Company is currently seeking to refinance or replace the AGI Senior Credit Facility and has received certain proposals or indications of interest from prospective lenders, there can be no assurance that the Senior Credit Facility will be refinanced or replaced prior to its maturity.  The availability of financing is limited due to the current uncertainties in the capital markets.  In addition, the current general conditions in the U.S. economy had an adverse impact on the Company’s operations because consumers are reducing discretionary spending, including spending on the recreational activities offered by the Company, and businesses are reducing advertising and marketing expenditures which have adversely affected the advertising revenues received by the Company.  As a result, it may be even more difficult for the Company to refinance or replace the AGI Senior Credit Facility due to the current deterioration in the Company’s operating results and the prospects for the business segments in which the Company operates.  If the Company is not able to refinance or replace the Senior Credit Facility prior to its maturity on March 31, 2010, the lenders will be entitled to exercise their remedies to sell the collateral securing the repayment of the AGI Senior Credit Facility, including the Company’s assets, the stock of the Company and the stock of the Company’s subsidiaries.  Since the indebtedness owned under the AGI Senior Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of the Company and its subsidiaries.  It is also possible that the interest rate payable on a new credit facility will be higher than the interest rates under the current AGI Senior Credit Facility as amended June 5, 2009  which will adversely affect the Company’s cash flow and profitability (or increase losses).  See Note 10 of Notes to Consolidated Financial Statements.

ITEM 5: OTHER INFORMATION

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: August 14, 2009	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer