Form 10-Q
period 2009-09-30
Affinity Group Holding, Inc.
filed 2009-11-12
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2009	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 12, 2009
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(In thousands except shares and par value)

	9/30/2009	12/31/2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,416	$10,777
Accounts receivable, less allowance for doubtful accounts of $2,727 in 2009 and $2,147 in 2008	27,891	40,191
Inventories	61,032	57,137
Prepaid expenses and other assets	18,334	13,547
Total current assets	117,673	121,652

PROPERTY AND EQUIPMENT, net	36,082	44,077
NOTE FROM AFFILIATE	4,711	4,608
INTANGIBLE ASSETS, net	18,054	22,389
GOODWILL	49,944	96,828
DEFERRED TAX ASSETS, net	—	4,569
OTHER ASSETS	3,647	2,035
Total assets	$230,111	$296,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$26,390	$23,950
Accrued interest	10,695	11,581
Accrued income taxes	1,579	1,165
Accrued liabilities	26,862	27,009
Deferred revenues and gains	69,769	60,569
Current portion of long-term debt	156,691	12,391
Total current liabilities	291,986	136,665

DEFERRED REVENUES AND GAINS	35,211	35,855
LONG-TERM DEBT, net of current portion	225,276	391,487
OTHER LONG-TERM LIABILITIES	8,287	30,156
	560,760	594,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	23,220	12,041
Accumulated deficit	(346,766)	(299,710)
Accumulated other comprehensive loss	(7,104)	(10,337)
Total stockholder’s deficit	(330,649)	(298,005)
Total liabilities and stockholder’s deficit	$230,111	$296,158

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2009	9/30/2008

REVENUES:
Membership services	$35,531	$36,610
Media	8,333	12,547
Retail	81,080	84,180
	124,944	133,337

COSTS APPLICABLE TO REVENUES:
Membership services	23,031	23,151
Media	7,152	10,604
Retail	49,934	49,882
	80,117	83,637

GROSS PROFIT	44,827	49,700

OPERATING EXPENSES:
Selling, general and administrative	34,214	35,869
Goodwill impairment	46,884	47,601
Impairment of investment in affiliate	—	81,005
Financing expense	337	—
Depreciation and amortization	5,927	5,160
	87,362	169,635

LOSS FROM OPERATIONS	(42,535)	(119,935)

NON-OPERATING ITEMS:
Interest income	128	162
Interest expense	(11,559)	(9,276)
Gain on derivative instrument	114	—
Other non-operating items, net	(563)	(141)
	(11,880)	(9,255)

LOSS BEFORE INCOME TAXES	(54,415)	(129,190)

INCOME TAX BENEFIT (EXPENSE)	12,916	(270)

NET LOSS	$(41,499)	$(129,460)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2009	9/30/2008

REVENUES:
Membership services	$109,960	$114,718
Media	35,116	54,227
Retail	214,820	237,106
	359,896	406,051

COSTS APPLICABLE TO REVENUES:
Membership services	67,976	72,810
Media	28,032	39,208
Retail	130,840	139,077
	226,848	251,095

GROSS PROFIT	133,048	154,956

OPERATING EXPENSES:
Selling, general and administrative	97,270	112,591
Goodwill impairment	46,884	47,601
Impairment of investment in affiliate	—	81,005
Financing expense	1,877	—
Depreciation and amortization	16,588	15,454
	162,619	256,651

LOSS FROM OPERATIONS	(29,571)	(101,695)

NON-OPERATING ITEMS:
Interest income	392	444
Interest expense	(31,639)	(27,717)
Gain on derivative instrument	799	—
Gain on debt restructure	4,678	—
Other non-operating items, net	(1,382)	(164)
	(27,152)	(27,437)

LOSS BEFORE INCOME TAXES	(56,723)	(129,132)

INCOME TAX BENEFIT (EXPENSE)	12,216	(841)

NET LOSS	$(44,507)	$(129,973)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2009	9/30/2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,507)	$(129,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,892	8,802
Amortization	6,696	6,652
Impairment loss on goodwill	46,884	47,601
Impairment loss on investment in affiliate	—	81,005
Gain on derivative instrument	(799)	—
Gain on debt restructure	(4,678)	—
Provision for losses on accounts receivable	1,714	881
Deferred compensation	—	(311)
Deferred tax benefit	4,569	—
Loss on sale of property and equipment	561	246
Non-cash interest on AGHI Notes	—	1,465
Accretion of original issue discount	401	355
Changes in operating assets and liabilities
Accounts receivable	10,586	(2,463)
Inventories	(3,895)	890
Prepaid expenses and other assets	(6,399)	(4,928)
Accounts payable	2,440	2,006
Accrued and other liabilities	(12,936)	(5,955)
Deferred revenues and gains	8,556	4,002
Net cash provided by operating activities	19,085	10,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,481)	(9,407)
Net proceeds from sale of property and equipment	23	18
Acquisitions, net of cash received	—	(3,409)
Repayment of loans receivable	(103)	31
Net cash used in investing activities	(2,561)	(12,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,550)	(1,000)
Contribution from parent	5,000	6,180
Borrowings on debt	18,547	33,000
Payment of debt issue costs	(2,541)	(121)
Principal payments on debt	(35,341)	(27,972)
Net cash (used in) provided by financing activities	(16,885)	10,087

NET CHANGE IN CASH AND CASH EQUIVALENTS	(361)	7,595

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,777	8,566

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,416	$16,161

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements included herein include the accounts of Affinity Group Holding, Inc. (“AGHI”), its wholly-owned subsidiary, Affinity Group, Inc. (“AGI”), and AGI’s subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  In November 2007, AGI Holding Corp. (“AGHC”) formed a holding company, AGI Intermediate Holdco, LLC (“AGII”), at which time AGHC contributed 100% of the outstanding shares of common stock of AGHI to AGII.  AGII is the parent company of AGHI.

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

Basis for Presentation – With respect to the AGHI Notes, AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes and AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC.  The Company has not paid $6.1 million of interest due August 15, 2009 due to pending discussions with holders of the AGHI Notes regarding a refinancing or restructuring of the indebtedness of the Company.  As a result of not paying the $6.1 million of interest due August 15, 2009, the Company is currently working under the terms of a forbearance Agreement with the note holders through November 13, 2009.  See Note 11 - Subsequent Events.

The AGI Senior Credit Facility restricts distributions from AGI and its subsidiaries to AGHI in respect of any fiscal year to the amount based on reasonable estimates, of federal, state and local income taxes that the Borrower would be required to pay with respect to such fiscal year calculated as if, for such fiscal year, the Borrower were treated as a “C corporation”.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, and the borrowing rate was increased to prime

(1) BASIS OF PRESENTATION (continued)

rate plus 7.0% to 9.0% or LIBOR plus 8.0% to 10.0% with a LIBOR floor of 2.75%.  Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million AGI Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The AGI Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  See Note 6 - Debt.

The June 5, 2009 amendment to the AGI Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  As required by the AGI Senior Credit Facility, significant cost reductions were implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”.  The Accounting Standards Codification (“ASC” or “Codification”) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The adoption of this new guidance resulted in additional interim disclosures and did not have a material effect on our consolidated results of operations or financial position.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers	$35,531	$8,333	$81,080	$124,944
Loss on sale of property and equipment	—	—	(397)	(397)
Interest income	836	—	—	836
Interest expense	—	18	425	443
Depreciation and amortization	760	1,339	2,563	4,662
Goodwill impairment	—	46,884	—	46,884
Segment operating profit (loss)	10,304	(48,183)	1,037	(36,842)

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers	$36,610	$12,547	$84,180	$133,337
Loss on sale of property and equipment	—	—	(160)	(160)
Interest income	891	—	5	896
Interest expense	—	53	4,026	4,079
Depreciation and amortization	846	1,579	2,087	4,512
Goodwill impairment	—	—	47,601	47,601
Impairment of investment in affiliate	—	—	81,005	81,005
Segment operating profit (loss)	10,880	(1,131)	(129,518)	(119,769)

	Membership
	Services	Media	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers	$109,960	$35,116	$214,820	$359,896
Loss on sale of property and equipment	—	—	(562)	(562)
Interest income	2,549	—	4	2,553
Interest expense	—	65	7,166	7,231
Depreciation and amortization	2,378	4,003	7,389	13,770
Goodwill impairment	—	46,884	—	46,884
Segment operating profit (loss)	34,882	(46,897)	(6,665)	(18,680)

	Membership
	Services	Media	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers	$114,718	$54,227	$237,106	$406,051
Loss on sale of property and equipment	—	—	(246)	(246)
Interest income	2,712	—	25	2,737
Interest expense	—	157	12,116	12,273
Depreciation and amortization	2,408	4,623	6,509	13,540
Goodwill impairment	—	—	47,601	47,601
Impairment of investment in affiliate	—	—	81,005	81,005
Segment operating profit (loss)	34,094	5,622	(138,454)	(98,738)

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Loss From Operations Before Income Taxes
Total loss for reportable segments	$(36,842)	$(119,769)	$(18,680)	$(98,738)
Unallocated G & A expense	(3,811)	(2,842)	(11,152)	(10,743)
Unallocated depreciation and amortization expense	(1,265)	(648)	(2,818)	(1,914)
Unallocated gain on sale of equipment	1	—	1	—
Unallocated other finance costs	(451)	—	(1,105)	—
Unallocated gain on derivative instrument	114	—	799	—
Unallocated financing expense	(337)	—	(1,877)	—
Unallocated gain on debt restructure	—	—	4,678	—
Elimination of intercompany interest income	(708)	(734)	(2,161)	(2,293)
Unallocated interest expense, net of intercompany elimination	(11,116)	(5,197)	(24,408)	(15,444)
Loss from operations before income taxes	$(54,415)	$(129,190)	$(56,723)	$(129,132)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2009 and December 31, 2008 (in thousands):

	9/30/2009	12/31/2008
Membership services segment	$210,848	$221,262
Media segment	53,687	88,101
Retail segment	104,364	110,964
Total assets for reportable segments	368,899	420,327
Capitalized finance costs not allocated to segments	4,434	4,450
Corporate unallocated assets (liabilities)	(11,820)	4,623
Elimination of intersegment receivable	(131,402)	(133,242)
Total assets	$230,111	$296,158

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2009	2008
Cash paid (received) during the period for:
Interest	$32,261	$27,527
Income taxes	5	(3)

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

In August 2008 and February 2009, AGHI paid interest of $6.2 million on the AGHI Notes from the proceeds of a contribution from AGHC.

In December 2008, the Company recorded the fair value of the interest rate swaps in Other Long-Term Liabilities of $12.7 million, in Accumulated Other Comprehensive Loss of $10.3 million, and ineffective portion in the statement of operations as a loss on derivative instrument of $2.4 million.

For the nine months ended September 30, 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.6 million decrease in Other Long-Term Liabilities and a $3.2 million decrease in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash gain on derivative instruments of $0.8 million.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.

In the third quarter of 2009, the Company noted continued decline in advertising revenue compared to historical trends, in the operations of our RV and powersports publications, as well as flat to moderate projected growth in future advertising revenue as a result of continued deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified interim indicators of impairment within these reporting units in the Media segment.

The Company performed an impairment test of the goodwill and intangible assets of the reporting units of our RV and powersports publications.  The impairment test indicated that the estimated fair value of these reporting units were less than book value.  The excess of the carrying value over the estimated fair value of the these reporting units was primarily due to a decline in advertising revenue leading to lower expected future cash flows for the reporting units. In determining the fair value, the Company used an income valuation approach.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of our RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with the accounting guidance for business combinations. The Company determined the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million.  The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in the goodwill impairment tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.  Also see Note 8 — Fair Value Measurements.

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2009 and 2008 (in thousands):

	Membership Services	Media	Retail	Consolidated

Balance as of January 1, 2009	$49,944	$46,884	$—	$96,828
Impairments	—	(46,884)	—	(46,884)
Balance as of September 30, 2009	$49,944	$—	$—	$49,944

Balance as of January 1, 2008	$49,944	$46,884	$47,601	$144,429
Impairments	—	—	(47,601)	(47,601)
Balance as of September 30, 2008	$49,944	$46,884	$—	$96,828

The Company has evaluated the remaining useful lives of its property and equipment and finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its property and equipment or finite-lived purchased intangible assets were necessary as of September 30, 2009.  Under the guidance for Goodwill and Other Intangible Assets, as issued by the FASB, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 – Disclosures about Segments of an Enterprise and Related Information.

Effective January 1, 2009, the Company adopted new accounting guidance related to business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in a business combination.  The Company will apply the provisions and disclosure requirements of the new guidelines for any acquisitions after the adoption date.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2009 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(25,583)	$10,801
Resort and golf course participation agreements	4	13,352	(13,348)	4
Non-compete and deferred consulting agreements	15	18,830	(16,016)	2,814
Deferred financing costs	6	16,234	(11,799)	4,435

		$84,800	$(66,746)	$18,054

(6) DEBT

AGHI Notes

On March 24, 2005 in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of AGHI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the option to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  The Company has not paid $6.1 million of interest due August 15, 2009 due to pending discussions with holders of the AGHI Notes regarding a refinancing or restructuring of the indebtedness of the Company.  As a result of not paying the $6.1 million of interest due August 15, 2009, the Company is currently working under the terms of a forbearance agreement with the note holders through November 13, 2009.  See Note 11 – Subsequent Events.  As of September 30, 2009, $112.1 million of AGHI Notes remain outstanding.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.

AGI Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a

(6) DEBT (continued)

Senior Secured Floating Rate Note Purchase Agreement which was most recently amended on June 5, 2009 (as amended, the “AGI Senior Credit Facility”).  The AGI Senior Credit Facility provides for a revolving credit facility of $25.0 million and term loans.  As of September 30, 2009, $9.0 million was outstanding under the revolving credit facility and $111.2 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  Interest rates float with prime and the London Interbank Offered Rates, (“LIBOR”), plus an applicable margin ranging from 9.00% to 10.00%, respectively, over the stated rates, and a LIBOR floor of 2.75%.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 7 — Interest Rate Swap Agreements), as of September 30, 2009, the average interest rate on the term loans and the revolving credit facility was 17.11% and permitted borrowings under the revolving facility were $18.3 million.  AGI also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans under the AGI Senior Credit Facility mature on March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit except a maximum of $7.5 million may be allocated to such letters of credit.  As of September 30, 2009, AGI had letters of credit in the aggregate amount of $6.7 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

In connection with the June 5, 2009 amendment to its AGI Senior Credit Facility, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the Company capitalized $2.5 million in fees paid to the lenders and expensed as incurred $1.9 million in legal and other fees related to the amendment.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital to AGI and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, the Company entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary, Camping World, Inc. (“Camping World”) for $55.0 million which was believed to be the then fair value of Camping World.  Management was assisted in determining the fair value of such subsidiary by an independent third party valuation firm.  See Note 10- Recent Events.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

(6) DEBT (continued)

The 10th Amendment to the AGI Senior Credit Facility requires the commitment of Stephen Adams, the Company’s ultimate shareholder, to cause loans to be made to AGI in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of the term loans under the AGI Senor Credit Facility.  In connection with that requirement, on June 10, 2009, AGI entered into a loan agreement with SA Holding, LLC, (“SA Holding”), which is owned by Stephen Adams, pursuant to which SA Holding agreed to loan to AGI (the “SA Loans”) amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of term loans.  The interest rate on the SA Loans is equal to the interest rate payable on the AGI Senior Credit Facility plus 2.0% per annum compounded monthly.  The SA Loans mature on the date on which the indebtedness under the AGI Senior Credit Facility is paid in full.  As of September 30, 2009, $0.6 million of SA Loans were outstanding.

The amended AGI Senior Credit Facility also revised AGI’s financial covenants in effect through the extended maturity date.  As of September 30, 2009, AGI was in compliance with all covenants under the AGI Senior Credit Facility.  As required by the AGI Senior Credit Facility, significant cost reductions have been implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

AGI Senior Subordinated Notes

In February 2004, AGI issued $200.0 million of 9% AGI Senior Subordinated Notes (“AGI Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  On June 8, 2006, AGI amended its Amended and Restated Credit Agreement (“AGI Senior Credit Facility”) to permit AGI to purchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when AGI determines.  AGI retired $29.9 million of the Senior Subordinated Notes in 2006. On February 27, 2007, AGI amended its AGI Senior Credit Facility to permit AGI to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time, as and when AGI determines, through the issuance of additional term loans of up to $50.0 million under the AGI Senior Credit Facility.  On March 8, 2007, AGI purchased $17.7 million of the Senior Subordinated Notes.  On June 5, 2009, AGI purchased $14.6 million of the Senior Subordinated Notes.  As of September 30, 2009, $137.8 million of the Senior Subordinated Notes remain outstanding.  Interest is payable on the remaining Senior Subordinated Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries will guarantee the Senior Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

See also Note 11 – Subsequent Events.

Other Debt

Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million second lien loan (the “AGI Second Lien Loan”), the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The AGI Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  The

(6) DEBT (continued)

AGI Second Lien Loan is secured by substantially all of the assets and a pledge of the stock of AGI and is second in priority only to the AGI Senior Credit Facility. The borrowing rate on the revolving credit loans and term loans increased to prime rate plus 9% or LIBOR plus 10% as the Camping World Financing was not consummated by September 15, 2009.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility. Since a Camping World Financing had not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increased to prime rate plus 9.0% or LIBOR plus 10.0%.

(7) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations. The primary risks that we managed by using derivatives is interest rate risk. We use financial instruments, including interest rate swap agreements, to reduce our risk to this exposure. We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.

We recognize all of our derivative instruments as either assets or liabilities at fair value. Fair value is determined in accordance with the accounting guidance for Fair Value Measurements. See Note 8 — Fair Value Measurements. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under the accounting guidance for derivative instruments and hedging activities, we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges under accounting guidance for Derivative Instruments and Hedging Activities are adjusted to fair value through current earnings.

Effective January 1, 2009, the Company adopted the provisions of the new accounting guidance for disclosures about derivative instruments and hedging activities. The guidance requires that the objectives for using derivative instruments be disclosed to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. This standard also requires disclosure of how derivatives and related hedged items are accounted for and how they affect the Company’s financial statements. The adoption of the new accounting guidance did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.4875% at September 30, 2009 based upon the July 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap

(7) INTEREST RATE SWAP AGREEMENTS (continued)

agreement was effective beginning October 31, 2007 and expires on October 31, 2012. On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.4875% at September 30, 2009 based upon the July 31, 2009 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012. The fair value of the swap agreements were zero at inception. The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt. The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

Due to the disclosure of a potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible. As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008. Included in other comprehensive loss at September 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008, which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument. On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed. The notional amount was reduced to $20.0 million. All other terms of the interest rate swap agreement remained unchanged. As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible. As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009. Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments segregated by assets and liabilities as required by accounting guidance.

Derivatives designated as hedging intruments under		Fair Value as of:
Statement 133	Balance Sheet Location	9/30/2009	12/31/2008

Interest rate swap contracts	Other long-term liabilities	$(8,138)	$(12,731)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the nine months ended September 30, 2009 and 2008 segregated between designated, as required by the accounting guidance for derivative instruments (in thousands):

Derivatives in Cashflow Hedging Relationships:

	Interest Rate Swap Agreements
	9/30/2009	9/30/2008
Amount of Gain or (Loss) recognized in OCI on Derivatives	$(3,233)	$58

Location of Gain (Loss) Reclassified from Accumulated OCI into Statement of operations (Effective Portion)	Gain (loss) on derivative Instrument

	9/30/2009	9/30/2008
Amount of Gain or (Loss) reclassified from OCI into Statement of Operations (Effective portion)	$(33)	$—

Location of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (loss) on derivative Instrument

	9/30/2009	9/30/2008
Amount of Gain or (Loss) recognized in income on Derivatives (Ineffective portion and amount excluded from Effectiveness testing)	$832	$—

(8) FAIR VALUE MEASUREMENTS

The Company adopted the new accounting guidance for fair value measurements, effective January 1, 2008, for its financial assets and liabilities and effective January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. The new accounting guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Although the adoption of new accounting guidance did not have a material

(8) FAIR VALUE MEASUREMENTS

impact on our results of operations, financial position or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

During the second quarter of 2009, the Company adopted the provisions of the FASB’s new accounting guidance for interim disclosures about fair value of financial instruments. The adoption of the new accounting guidance resulted in additional interim disclosures and did not have a material impact on our condensed consolidated results of operations, financial position or cash flows. The new accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, AGI holds interest rate swap agreements that are required to be measured at fair value on a recurring basis. AGI’s interest rate swap agreements are not traded on a public exchange. See Note 7 - Interest Rate Swap Agreements. The fair value of these interest rate swap agreements are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap agreements as Level 2.

The Company performed an impairment test of the goodwill and intangible assets of the reporting units of our RV and powersports publications in our Media segment. The impairment test indicated that the estimated fair value of these reporting units were less than book value. The excess of the carrying value over the estimated fair value of the these reporting units was primarily due to a decline in advertising revenue leading to lower expected future cash flows for the business. In determining the fair value, the Company used an income valuation approach.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of our RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with the accounting guidance for business combinations. The Company measured the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million. The fair value of the goodwill in the Media segment is measured on a non-recurring basis, and therefore, the Company has categorized this asset as Level 3. The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill test may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or

(8) FAIR VALUE MEASUREMENTS (continued)

changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

The Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles. FreedomRoads is an affiliate under common ownership with the Company’s ultimate parent. Management was assisted in determining the fair value of the preferred interest in FreedomRoads by an independent third party valuation firm. In anticipation of the potential sale of Camping World, the impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles. Therefore, the Company has categorized the FreedomRoads Preferred Interest as Level 3. The impairment charge relating to the FreedomRoads Preferred Interest was allocated to the retail operating segment.

The Company’s liabilities at September 30, 2009, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2009:
Interest Rate Swap Contracts	$(8,138)	$—	$(8,138)	$—

As of December 31, 2008:
Interest Rate Swap Contracts	(12,731)	—	(12,731)	—

Goodwill related to the Media segment was re-measured in the third quarter of 2009. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

The following table presents the reported carrying value and fair value information for the Company’s AGHI Notes, AGI Senior Subordinated Notes, and AGI Senior Credit Facility. The fair values shown below for the AGHI Notes and the Senior Subordinated Notes are based on quoted prices in the market for identical assets (Level 1), and the fair value shown for the

(8) FAIR VALUE MEASUREMENTS (continued)

is based on significant unobservable inputs (Level 3) (in thousands):

	9/30/2009		12/31/2008
	Cost	Fair Value	Cost	Fair Value
AGHI Notes	$112,133	$50,460	$111,732	$50,279
AGI Senior Subordinated Notes	137,824	96,477	152,399	80,771
Senior Credit Facility	120,212	120,212	134,455	134,455

(9) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at December 31, 2008	$14,493
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	(14,571)
Other	78
Unrecognized tax benefits at September 30, 2009	$—

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. The Company reversed accrued interest and penalties of $2.5 million related to unrecognized tax benefits during the first nine months of 2009 and the entire liability for penalties and interest was eliminated. This amount was originally included in other long-term liabilities.

The Company and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2006.

(10) RECENT EVENTS

On June 5, 2009, the Company entered into an option agreement with the shareholder of its ultimate parent to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million. In the event the Camping World purchase option is exercised and, subject to the consent of the lenders under the AGI Senior Credit Facility, the sale of Camping World consummated, the Company would intend to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the AGI Senior Credit Facility, as

(10) RECENT EVENTS (continued)

amended. As of September 30, 2009, an aggregate of $111.2 million was outstanding under the term loans and $9.0 million was outstanding under the revolving credit facility of the AGI Senior Credit Facility.

The financial statements for Camping World are different from the segment reporting in Note 3 because the Camping World President’s Club and other related ancillary products are included as part of the Membership Services segment in the segment reporting.

The following unaudited pro forma condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008 and the statement of operations for the nine months ended September 30, 2009 and 2008 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to the shareholder of the ultimate parent of the Company. The pro forma adjustments relate to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to new accounting guidance for Accounting for the Impairment or Disposal of Long-Lived Assets as of September 30, 2009, but are expected to meet such requirements if the transaction is completed. Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with new accounting guidance. The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with new accounting guidance as if the reporting requirements had been met at September 30, 2009. In addition, the historical operating results have also been reclassified to reflect discontinued operations.

Corporate Expenses - The allocation to Camping World of expenses for certain Affinity Group, Inc. corporate functions historically provided to Camping World are done in accordance with new accounting guidance for Allocation of Expenses and Related Disclosures in Subsidiaries’ Financial Statements. Such allocations were made on a specific identification basis to the extent possible and otherwise based on relative percentages, as compared to the Company’s other businesses, of headcount or other appropriate methods depending on the nature of each item of cost to be allocated.

Interest Expense - The interest expense included in discontinued operations below reflects the interest allocated to Camping World based upon debt required to be repaid upon consummation of this transaction.

(10) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGHI reclassifying Camping World as of September 30, 2009 to assets and liabilities of discontinued operations is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,416	$(3,259)	$7,157
Accounts receivable, net	27,891	(5,118)	22,773
Inventories	61,032	(60,363)	669
Prepaid expenses and other assets	18,334	(1,943)	16,391
Assets of discontinued operations	—	104,364	104,364
Total current assets	117,673	33,681	151,354

PROPERTY AND EQUIPMENT, net	36,082	(28,809)	7,273
NOTE FROM AFFILIATE	4,711	—	4,711
INTANGIBLE ASSETS, net	18,054	(2,609)	15,445
GOODWILL	49,944	—	49,944
OTHER ASSETS	3,647	(2,263)	1,384
Total assets	$230,111	$—	$230,111

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$26,390	$(23,564)	$2,826
Accrued interest	10,695	—	10,695
Accrued income taxes	1,579	138	1,717
Accrued liabilities	26,862	(13,257)	13,605
Deferred revenues and gains	69,769	(8,104)	61,665
Current portion of long-term debt	156,691	—	156,691
Liabilities of discontinued operations	—	53,042	53,042
Total current liabilities	291,986	8,255	300,241

DEFERRED REVENUES AND GAINS	35,211	(8,255)	26,956
LONG-TERM DEBT, net of current portion	225,276	—	225,276
OTHER LONG-TERM LIABILITIES	8,287	—	8,287
	560,760	—	560,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	—	1
Additional paid-in capital	23,220		23,220
Accumulated deficit	(346,766)	—	(346,766)
Accumulated other comprehensive income	(7,104)		(7,104)
Total stockholder’s deficit	(330,649)	—	(330,649)
Total liabilities and stockholder’s deficit	$230,111	$—	$230,111

(10) RECENT EVENTS (continued)

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

(10) RECENT EVENTS (continued)

Unaudited pro forma information relating to the operations of AGHI reclassifying Camping World for the nine months ended September 30, 2009 to discontinued operations is as follows (in thousands):

	2009	Reclassification of	2009
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$109,960	$(13,102)	$96,858
Media	35,116	—	35,116
Retail	214,820	(214,820)	—
	359,896	(227,922)	131,974

COSTS APPLICABLE TO REVENUES:
Membership services	67,976	(2,359)	65,617
Media	28,032	—	28,032
Retail	130,840	(130,840)	—
	226,848	(133,199)	93,649

GROSS PROFIT	133,048	(94,723)	38,325

OPERATING EXPENSES:
Selling, general and administrative	97,270	(83,822)	13,448
Financing expense	1,877	—	1,877
Goodwill impairment	46,884	—	46,884
Depreciation and amortization	16,588	(7,389)	9,199
	162,619	(91,211)	71,408

LOSS FROM OPERATIONS	(29,571)	(3,512)	(33,083)

NON-OPERATING ITEMS:
Interest income	392	(4)	388
Interest expense	(31,803)	3,430	(28,373)
Debt restructuring expense	799	—	799
Gain on derivative instrument	4,678	—	4,678
Other non-operating items	(1,218)	562	(656)
	(27,152)	3,988	(23,164)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(56,723)	476	(56,247)

INCOME TAX BENEFIT	12,216	(9,101)	3,115

LOSS FROM CONTINUING OPERATIONS	(44,507)	(8,625)	(53,132)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(476)	(476)
Income tax benefit	—	9,101	9,101
Gain on discontinued operations	—	8,625	8,625

NET LOSS	$(44,507)	$—	$(44,507)

(10) RECENT EVENTS (continued)

Unaudited pro forma information relating the operations of AGHI reclassifying Camping World for the nine months ended September 30, 2008 to discontinued operations is as follows (in thousands):

	2008	Reclassification of	2008
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$114,718	$(14,297)	$100,421
Media	54,227	—	54,227
Retail	237,106	(237,106)	—
	406,051	(251,403)	154,648

COSTS APPLICABLE TO REVENUES:
Membership services	72,810	(3,573)	69,237
Media	39,208	—	39,208
Retail	139,077	(139,077)	—
	251,095	(142,650)	108,445

GROSS PROFIT	154,956	(108,753)	46,203

OPERATING EXPENSES:
Selling, general and administrative	112,591	(97,922)	14,669
Goodwill impairment	47,601	(47,601)	—
Impairment of long-lived assets	81,005	(81,005)	—
Depreciation and amortization	15,454	(6,509)	8,945
	256,651	(233,037)	23,614

LOSS FROM OPERATIONS	(101,695)	124,284	22,589

NON-OPERATING ITEMS:
Interest income	444	(25)	419
Interest expense	(27,717)	2,243	(25,474)
Other non-operating items	(164)	(246)	(410)
	(27,437)	1,972	(25,465)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(129,132)	126,256	(2,876)

INCOME TAX EXPENSE	(841)	615	(226)

LOSS FROM CONTINUING OPERATIONS	(129,973)	126,871	(3,102)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(126,256)	(126,256)
Income tax expense	—	(615)	(615)
Loss on discontinued operations	—	(126,871)	(126,871)

NET LOSS	$(129,973)	$—	$(129,973)

(11) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through November 12, 2009 and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company has engaged a financial advisor to seek capital to permit a possible refinancing or restructuring of the AGI Senior Credit Facility ($111.2 million principal amount of the term loans and $9.0 million principal amount under the revolving credit line under the AGI Senior Credit Facility on September 30, 2009), the AGI Second Lien Loan indebtedness ($9.7 million principal outstanding on September 30, 2009), the AGI Senior Subordinated Notes due 2012 ($137.8 million principal outstanding on September 30, 2009) and the AGHI Notes due 2012 ($112.1 million principal outstanding on September 30, 2009).  The Company has received preliminary written proposals from a number of potential capital sources, some of whom have performed business due diligence.

The Company has engaged in discussions with the holders of the AGHI Notes and the holders of other indebtedness of the Company regarding a refinancing or restructuring of the indebtedness of the Company.  As part of those discussions, AGHI has deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30-day grace period for the payment of interest.  On September 14, 2009, AGHI received consent letters for the payment deferral from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes outstanding and consent letters for the payment deferral from certain non-institutional holders of the AGHI Notes holding in the aggregate $46.6 million principal amount of the AGHI Notes outstanding.  The aggregate principal amount of the AGHI Notes outstanding is $113.6 million so the holders executing the consents hold 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders in connection with such discussions and has paid a $150,000 retainer to that law firm.  In addition, AGHI has paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  The institutional holders have extended the most recent interest payment date on their AGHI Notes until November 13, 2009.  The non-institutional holders have extended the most recent interest payment date on their AGHI Notes until five business days after the termination of the consents from the institutional holders.  On September 14, 2009, AGHI paid the interest on the remaining $1.3 million principal amount of AGHI Notes that are outstanding and for which payment deferral consent was not obtained.

As a result of restrictions in the AGI Senior Credit Facility, AGI is blocked from making distributions to AGHI for the purpose of paying interest on the AGHI Notes.  For the two most recent interest payments, AGHI has made the interest payments using the proceeds of a capital contribution from AGHI’s parent.  There can be no assurance that AGHI’s parent will fund the interest payment on the AGHI Notes by the end of the deferral period.

(11) SUBSEQUENT EVENTS (continued)

There can be no assurance that the Company and AGI will be able to implement a new capital structure to repay or refinance the AGI Senior Credit Facility, the AGI Second Lien Loan indebtedness, the AGI Senior Subordinated Notes or the AGHI Notes before the final maturity of the AGI Senior Credit Facility in March 2010, the maturity of the AGI Second Lien Loan indebtedness in July 2010, the maturity of the AGI Senior Subordinated Notes in February 2012, or the maturity of the AGHI Notes, $25.4 million of which matures in March 2010 and the balance in February 2012.   If the Company and AGI are not able to refinance or replace any such debt before its scheduled maturity, the holders of such debt will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI Senior Credit Facility and the AGI Second Lien Loan indebtedness is secured, this debt would have to be repaid before funds are available to discharge any unsecured or subordinated obligations.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2009	9/30/2008	Inc/(Dec)

REVENUES:
Membership services	28.4%	27.5%	(2.9)%
Media	6.7%	9.4%	(33.6)%
Retail	64.9%	63.1%	(3.7)%
	100.0%	100.0%	(6.3)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.4%	17.4%	(0.5)%
Media	5.7%	8.0%	(32.6)%
Retail	40.0%	37.4%	0.1%
	64.1%	62.7%	(4.2)%

GROSS PROFIT	35.9%	37.3%	(9.8)%

OPERATING EXPENSES:
Selling, general and administrative	27.4%	26.8%	(4.6)%
Goodwill impairment	37.5%	35.7%	(1.5)%
Impairment of investment in affiliate	—	60.8%	(100.0)%
Financing expense	0.3%	—	100.0%
Depreciation and amortization	4.7%	3.9%	14.9%
	69.9%	127.2%	(48.5)%

LOSS FROM OPERATIONS	(34.0)%	(89.9)%	(64.5)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(21.0)%
Interest expense	(9.3)%	(7.0)%	24.6%
Gain on derivative instrument	0.1%	—	100.0%
Other non-operating items, net	(0.5)%	(0.1)%	299.3%
	(9.6)%	(7.0)%	28.4%

LOSS BEFORE INCOME TAXES	(43.6)%	(96.9)%	(57.9)%

INCOME TAX BENEFIT (EXPENSE)	10.4%	(0.2)%	(4883.7)%

NET LOSS	(33.2)%	(97.1)%	(67.9)%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2009	9/30/2008	Inc/(Dec)

REVENUES:
Membership services	30.6%	28.3%	(4.1)%
Media	9.8%	13.4%	(35.2)%
Retail	59.6%	58.3%	(9.4)%
	100.0%	100.0%	(11.4)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.9%	17.9%	(6.6)%
Media	7.8%	9.7%	(28.5)%
Retail	36.3%	34.2%	(5.9)%
	63.0%	61.8%	(9.7)%

GROSS PROFIT	37.0%	38.2%	(14.1)%

OPERATING EXPENSES:
Selling, general and administrative	27.1%	27.8%	(13.6)%
Goodwill impairment	13.0%	11.7%	(1.5)%
Impairment of investment in affiliate	—	19.9%	(100.0)%
Financing expense	0.5%	—	100.0%
Depreciation and amortization	4.6%	3.8%	7.3%
	45.2%	63.2%	(36.6)%

LOSS FROM OPERATIONS	(8.2)%	(25.0)%	(70.9)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(11.7)%
Interest expense	(8.8)%	(6.9)%	14.2%
Gain on derivative instrument	0.2%	—	100.0%
Gain on debt restructure	1.3%	—	100.0%
Other non-operating items, net	(0.4)%	—	742.7%
	(7.6)%	(6.8)%	(1.0)%

LOSS BEFORE INCOME TAXES	(15.8)%	(31.8)%	(56.1)%

INCOME TAX BENEFIT (EXPENSE)	3.4%	(0.2)%	(1552.6)%

NET LOSS	(12.4)%	(32.0)%	(65.8)%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009

Compared With Three Months Ended September 30, 2008

Revenues

Revenues of $124.9 million for the third quarter of 2009 decreased by $8.4 million, or 6.3%, from the comparable period in 2008.

Membership Services revenues of $35.5 million for the third quarter of 2009 decreased $1.1 million, or 2.9%, from the comparable period in 2008.  This revenue decrease was largely attributable to a $0.7 million reduction in member publication advertising revenue, a $0.2 million decrease due to reduced membership for the Coast Club and Golf Card Club, a $0.4 million reduction in revenue from emergency road service products, a $0.3 million decrease in marketing fee income for vehicle insurance products and a $0.2 million reduction in revenue from member events.  These decreases were partially offset by increased extended vehicle warranty program revenue of $0.7 million resulting from continued policy growth and strong renewals.

Media revenues of $8.3 million for the third quarter of 2009 decreased $4.2 million, or 33.6%, from the comparable period in 2008.  This decrease was primarily attributable to a $2.0 million reduction in revenue in the outdoor power sports magazines and a $2.0 million reduction in RV related publication revenue primarily attributable to decreased advertising revenue, and reduced issues published.  In addition, two fewer consumer shows in the third quarter resulted in a $0.2 million reduction in exhibitor revenue.

Retail revenues of $81.1 million decreased by $3.1 million, or 3.7%, from the comparable period in 2008.  Store merchandise sales decreased $1.1 million from the third quarter of 2008 due to a same store sales decrease of $0.2 million, or 0.3%, compared to a 14.3% decrease in same store sales for the third quarter of 2008, and decreased revenue from discontinued stores of $1.9 million, was partially offset by a $1.0 million revenue increase from the opening of seven new stores over the past twenty-one months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order sales decreased $0.5 million, installation and service fees increased $0.5 million and supplies and other sales decreased $2.0 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $80.1 million for the third quarter of 2009, a decrease of $3.5 million, or 4.2%, from the comparable period in 2008.

Membership Services costs applicable to revenues of $23.0 million decreased $0.1 million, or 0.5%, from the comparable period in 2008.  This decrease consisted of a $0.9 million reduction in wage-related expenses and overhead costs, and a $0.3 million reduction in marketing costs related to vehicle insurance products, partially offset by a $0.7 million increase in emergency road services claims costs and $0.4 million of additional expenses related to increased extended vehicle warranty revenue.

Media costs applicable to revenues of $7.2 million for the third quarter of 2009 decreased $3.5 million, or 32.6%, from the comparable period in 2008 primarily related to a $1.8 million reduction in magazine expenses resulting from decreased circulation and production costs, a $1.0 million reduction in wage-related costs, a $0.5 million reduction in overhead costs, and a $0.2 million reduction in costs related to reduced consumer shows revenue.

Retail costs applicable to revenues increased $0.1 million, or 0.1%, to $49.9 million.  The retail gross profit margin of 38.4% for the third quarter of 2009 decreased from 40.7% for the comparable period in 2008 primarily due to lower prices on high volume products.

Operating Expenses

Selling, general and administrative expenses of $34.2 million for the third quarter of 2009 decreased $1.7 million compared to the third quarter of 2008.  This decrease was due to a $2.2 million decrease in retail general and administrative expenses consisting primarily of decreases in labor and selling expenses, and a $0.4 million reduction in wage related expenses, partially offset by a $0.9 million increase in other general and administrative expenses, primarily related to professional fees.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to the reporting units of our RV and powersports publications, which is part of the Media segment.  The Company recorded a non-cash goodwill impairment charge of $47.6 million in the third quarter of 2008 based on management’s evaluation, prepared in anticipation of the potential sale of Camping World, that determined the carrying value of the goodwill associated with Camping World exceeded the estimated fair value of Camping World in anticipation of the potential sale of Camping World, which encompasses the entire Retail segment, and to a lesser extent, part of the Membership Services segment.  The Company also recorded an $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 relating to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeding its estimated fair value.

For the third quarter of 2009, financing expense of $0.3 million was incurred for legal and other costs related to the amendment to the credit facility dated June 5, 2009, which were expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.

Depreciation and amortization expense of $5.9 million increased $0.8 million from the prior year primarily due to depreciation of a retail supply chain system installed in 2009.

Loss from Operations

Loss from operations for the third quarter of 2009 totaled $42.5 million compared to a loss from operations of $119.9 million for the third quarter of 2008.  This decreased loss was primarily the result of the $81.0 million asset impairment charge in the 2008 quarter, a net decrease in goodwill impairment of $0.7 million from the 2008 quarter to the 2009 quarter, and $0.3 million of financing expense in the 2009 quarter.  Operationally, reduced gross profit for the Retail, Membership Services and Media segments of $3.2 million, $0.9 million and $0.8 million, respectively, was partially offset by reduced operating expenses of $0.9 million.

Non-Operating Items

Non-operating items of approximately $11.9 million for the third quarter of 2009 increased $2.6 million compared to the third quarter of 2008 due to a $2.3 million increase in net interest expense relating to higher interest rates, a $0.2 million loss on sale of retail equipment, and $0.2 million of other non-operating charges partially offset by a $0.1 million gain on derivative interest rate swap agreements See Note 7 — Interest Rate Swap Agreements.

Loss Before Income Tax

Loss before income tax for the third quarter of 2009 was $54.4 million, or $74.8 million lower than the third quarter of 2008.  This decreased loss was attributable to the $77.4 million decrease in loss from operations and $2.6 million of increased non-operating items mentioned above.

Income Tax (Benefit) Expense

The Company recorded income tax benefit of approximately $12.9 million for the third quarter of 2009, compared to $0.3 million income tax expense for the third quarter of 2008. The difference is due to the reversal of unrecognized tax benefits, reversal of accrued interest and penalties related to unrecognized tax benefits, and decrease in the valuation allowance against deferred tax assets.

Net loss

Net loss in the third quarter of 2009 was $41.5 million compared to $129.5 million for the same period in 2008 mainly due to the reasons discussed above.

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

Membership Services segment profit of $10.3 million for the third quarter of 2009 decreased $0.6 million, or 5.3%, from the comparable period in 2008.  This decrease was largely attributable to a $0.7 million decrease in segment profit from emergency road service products, a $0.5 million decrease in segment profit from a decline in Coast to Coast Club and Golf Card Club membership fees and $0.3 million of reduced member publication segment profit primarily relating to reduced advertising revenue, partially offset by a $0.4 million increase in profit from the extended vehicle warranty programs, associated with increased renewal revenue, $0.3 million of reduced overhead expenses and $0.2 million of reduced depreciation expense.

Media segment loss increased $47.1 million to a loss of $48.2 million for the third quarter of 2009 from the comparable period in 2008.  This decrease in segment profit resulted primarily from the $46.9 million non-cash goodwill impairment charge, a $0.3 million decrease in segment profit from our consumer shows group and a $0.2 million decrease in segment profit from our publishing, primarily due to reduced advertising revenue, partially offset by a $0.3 million reduction in amortization expense.

Retail segment profit was $1.0 million for the third quarter of 2009 compared to a loss of $129.5 million for the third quarter of 2008.  This improvement in segment profit resulted primarily from Camping World goodwill impairment and FreedomRoads Preferred Interest impairment totaling $128.6 million in 2008, a $2.3 million decrease in selling, general and administrative expenses, and a $3.6 million decrease in interest expense, which were partially offset by a $3.2 million decrease in gross profit margin, a $0.5 million increase in depreciation and amortization expense and a $0.2 million increase in loss on sale of equipment.

Nine Months Ended September 30, 2009

Compared With Nine Months Ended September 30, 2008

Revenues

Revenues of $359.9 million for the first nine months of 2009 decreased by $46.2 million, or 11.4%, from the comparable period in 2008.

Membership Services revenues of $110.0 million for the first nine months of 2009 decreased $4.8 million, or 4.1%, from the comparable period in 2008.  This revenue decrease was largely attributable to a $2.9 million reduction in revenue due to reduced advertising revenue in member publications, a $1.4 million decrease in membership revenue due to reduced file size in the Coast to Coast Club and Golf Card Club, a $1.3 million reduction in member events revenue, a $1.1 million decrease in marketing fee income for vehicle insurance products, a $0.6 million reduction in dealer program marketing revenue, a $0.6 million reduction in emergency road service revenue and a $0.6 million reduction in other various ancillary products.  These decreases were partially offset a $2.5 million increase in extended vehicle warranty program revenue resulting from continued growth and strong renewals of contracts in force and a $1.2 million brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  Pursuant to the Cooperative Resources Agreement dated January 1, 2008, payment is required by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the Camping World logos, trademarks, and trade names granted by AGI.  The brand usage license fee of $1.2 million recognized from FreedomRoads in the second and third quarters of 2009 has been fully reserved due to the uncertainty of its collectability.

Media revenues of $35.1 million for the first nine months of 2009 decreased $19.1 million, or 35.2%, from the comparable period in 2008.  This decrease was primarily attributable to a $7.4 million reduction in revenue from the outdoor power sports magazines primarily related to reduced advertising revenue and reduced published issues of boating and ATV magazines, a $6.3 million reduction in advertising revenue from RV-related magazines, a $4.4 million reduction in consumer show revenue mainly due to reduced exhibitor attendance, a $0.6 million reduction in revenue associated with our campground guides and a $0.4 million reduction in revenue from the annual campground directories.

Retail revenues of $214.8 million decreased by $22.3 million, or 9.4%, from the comparable period in 2008.  Store merchandise sales decreased $13.5 million from the first nine months of 2008 due to a same store sales decrease of $12.1 million, or 7.3%, compared to a 15.0% decrease in same store sales for the first nine months of 2008, and discontinued store revenue of $5.2 million, was partially offset by a $3.8 million revenue increase from the opening of seven new stores over the past twenty-one months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Further, mail order sales decreased $2.0 million, installation and service fees decreased $1.0 million and supplies and other sales decreased $5.8 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled approximately $226.9 million for the first nine months of 2009, a decrease of $24.2 million, or 9.7%, from the comparable period in 2008.

Membership Services costs applicable to revenues of $68.0 million decreased $4.8 million, or 6.6%, from the comparable period in 2008.  This decrease consisted of a $1.6 million reduction in wage-related expenses, a $1.3 million reduction in marketing costs related to vehicle insurance products, a $1.2 million reduction in costs related to various other ancillary products and overhead decreases, a $1.1 million reduction in member publication costs, a $0.6 million decrease in events costs related to reduced revenue, a $0.4 million reduction in dealer program marketing costs related to reduced revenue, and a $0.3 million decrease in marketing costs for Camp Club USA primarily related to reduced mailings.  These decreases were partially offset by $1.3 million of incremental costs associated with increased extended vehicle warranty program revenue and $0.4 million of increased emergency road service program costs.

Media costs applicable to revenues of $28.0 million for the first nine months of 2009 decreased $11.2 million, or 28.5%, from the comparable period in 2008 primarily related to reduced costs of $4.5 million in magazine circulation and production costs, a $3.5 million reduction in wage related expenses, a $1.9 million reduction related to consumer show costs, including reduced site rental, outside services and promotion expense related to fewer exhibitors, a $0.5 million reduction in mostly marketing costs related to the annual campground directories, a $0.5 million reduction in other overhead expenses and a $0.3 million reduction related to reduced campground guide revenue.

Retail costs applicable to revenues of $130.9 million for the first nine months of 2009 decreased $8.2 million, or 5.9%, from the comparable period in 2009 primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 39.1% for the first nine months of 2009 decreased from 41.3% for the comparable period in 2008 primarily due to decreased ad sales, a new, discounted “value pricing” adopted on over 1,000 products and price increases from key vendors.

Operating Expenses

Selling, general and administrative expenses of $97.3 million for the first nine months of 2009 decreased $15.3 million compared to the first nine months of 2008.  This decrease was due to a $14.1 million decrease in retail general and administrative expenses primarily consisting decreases in labor and selling expenses.  In addition, wage-related expense savings were $1.4 million in the other two segments, the consumer shows group in the Media segment had a $1.1 million reduction in general and administrative expenses related to discontinued consulting agreements and management fees, and other expenses were reduced $0.4 million.  These decreases were partially offset by an increase of $1.7 million in corporate professional fees.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to the reporting units of our RV and powersports publications, which is part of the Media segment.  The Company recorded a non-cash goodwill impairment charge of $47.6 million in the third quarter of 2008 based on management’s evaluation, prepared in anticipation of the potential sale of Camping World, that determined the carrying value of the goodwill associated with Camping World exceeded the estimated fair value Camping World, which encompasses the entire Retail segment, and to a lesser extent, part of the Membership Services segment.  The Company further recorded an $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 relating to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeding its estimated fair value.

For the first nine months of 2009, financing expense of $1.9 million was incurred for legal and other costs related to the amendment to the AGI Senior Credit Facility dated June, 2009, which were expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.

Depreciation and amortization expense of $16.6 million increased $1.1 million primarily due to the commencement of depreciation of a retail supply chain project installed in 2009.

Loss From Operations

Loss from operations for the first nine months of 2009 totaling $29.6 million compared to a loss from operation of $101.7 million for the first nine months of 2008.  This $72.1 million loss reduction was primarily the result of the $81.0 million asset impairment charge in 2008 and a $0.7 million net decrease in goodwill impairment charges from the 2008 period to the 2009 period, partially offset by $1.9 million of financing expense in 2009.  Operationally, the remaining loss reduction resulted from reduced operating expenses of approximately $14.1 million and increased gross profit for the Membership Services segment of $0.1 million partially offset by reduced gross profit for Retail and Media segments of $14.0 million, and $7.9 million, respectively.

Non-Operating Items

Non-operating items of approximately $27.1 million for the first nine months of 2009 decreased $0.3 million from the first nine months of 2008 due to a $4.7 million gain on purchase of the $14.6 million Senior Subordinated Notes in the second quarter of 2009, and an $0.8 million gain on derivative interest rate swap agreements, (see Note 7 Interest Rate Swap Agreements) partially offset by a $4.0 million increase in net interest expense resulting from increased interest rates, $0.9 million of other non-operating charges, and a $0.3 million loss on sale of retail equipment.

Loss before Income Taxes

Loss before income taxes for the first nine months of 2009 was $56.7 million, or $72.4 million lower than the loss before income taxes for the first nine months of 2008.  This decrease was attributable to the $72.1 million of reduced loss from operations and a $0.3 million decrease in non-operating items.

Income Tax Benefit (Expense)

The Company recorded income tax benefit of approximately $12.2 million for the first nine months of 2009, compared to $0.8 million of income tax expense for the first nine months of 2008.  The difference is due to the recognition of previously unrecognized tax benefits, reversal of accrued interest and penalties related to the previously unrecognized tax benefits, and decrease in the valuation allowance against deferred tax assets.

Net Loss

Net loss in the first nine months of 2009 was $44.5 million compared to $130.0 million for the same period in 2008 primarily due to the reasons discussed above.

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

Membership Services segment profit of $34.9 million for the first nine months of 2009 increased $0.8 million, or 2.3%, from the comparable period in 2008.  This increase was largely attributable to a $2.2 million increase in profit from the extended vehicle warranty program, associated with increased revenue, a $1.2 million brand licensing fee charged to FreedomRoads in March 2009 and a $0.6 million decrease in overhead expenses, partially offset by $1.3 million of reduced member publication segment profit primarily relating to reduced advertising revenue, a $1.1 million decrease in segment profit relating to vehicle insurance products, and an $0.8 million decrease in segment profit in Coast to Coast Club and Golf Card Club due to reduced member enrollment.

Media segment loss of $46.9 million for the first nine months of 2009 represents an increased loss of $52.5 million from the comparable period in 2008.  This segment loss was largely attributed to a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, a $4.0 million decrease in segment profit from the RV-related publications primarily related to attributable to reduced advertising revenue, a $2.2 million decrease in segment profit from our outdoor powersports magazine group, primarily attributable to reduced advertising revenue and fewer issues published, and a $0.9 million decrease in segment profit from our consumer shows group primarily related to reduced exhibitor revenue.  These decreases were partially offset by a $1.0 million reduction in overhead expenses and a $0.5 million segment profit increase for annual directories.

Retail segment loss decreased $131.8 million from the first nine months of 2008 to a loss of $6.7 million for the first nine months of 2009.  This decrease in segment loss resulted primarily from an $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 relating to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, a non-cash goodwill impairment charge of $47.6 million in the third quarter of 2008 related to the potential sale of Camping World, a $14.1 million decrease in selling, general and administrative expenses and a $5.0 million decrease in interest expense, partially offset by a $14.7 million decrease in gross profit margin, a $0.9 million increase in depreciation and amortization expense and a $0.3 increase in loss on sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2009 and December 31, 2008 was $174.3 million and $15.0 million, respectively.  The primary reason for the increase in working capital deficit for 2009 is the classification of the debt under with the AGI Senior Credit Facility, the AGI Second Lien Loan and a portion of the AGHI Notes totaling $155.4 million as a current liability.  Deferred revenue and gains reported under current liabilities was $69.8 million and $60.6 million as of September 30, 2009 and December 31, 2008, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its borrowings.  The Company anticipates that it will be able to refinance or replace the existing credit facility before its maturity on March 31, 2010 and, assuming such refinancing, will have sufficient funds from its operations together with available borrowing under the replacement credit facility to meet all of the Company’s debt service, capital requirements and working capital needs over the next twelve months.

The Company has engaged a financial advisor to seek capital to permit a possible refinancing or restructuring of the AGI Senior Credit Facility ($111.2 million principal amount of the term loans and $9.0 million principal amount under the revolving credit line under the AGI Senior Credit Facility on September 30, 2009), the AGI Second Lien Loan indebtedness ($9.7 million principal outstanding on September 30, 2009), the AGI Senior Subordinated Notes due 2012 ($137.8 million principal outstanding on September 30, 2009) and the AGHI Notes due 2012 ($112.1 million principal outstanding on September 30, 2009 of which $25.4 million is due March 2010).  The Company has received preliminary written proposals from a number of potential capital sources, some of whom have performed business due diligence.

The Company has engaged in discussions with the holders of the AGHI Notes and the holders of other indebtedness of the Company regarding a refinancing or restructuring of the indebtedness of the Company and its parent, AGHI.  As part of those discussions, AGHI has deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30-day grace period for the payment of interest.  On September 14, 2009, AGHI received consent letters for the payment deferral from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes outstanding and consent letters for the payment deferral from certain non-institutional holders of the AGHI Notes holding in the aggregate $46.6 million principal amount of the AGHI Notes outstanding.  The aggregate principal amount of the AGHI Notes outstanding is $113.6 million so the holders executing the consents hold 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders in connection with such discussions and has paid a $150,000 retainer to that law firm.  In addition, AGHI has paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  The institutional holders have extended the most recent interest payment date on their AGHI Notes until November 13, 2009.  The non-institutional holders have extended the most recent interest payment date on their AGHI Notes until five business days after the termination of the consents from the institutional holders.  On September 14, 2009, AGHI paid the interest on the remaining $1.3 million principal amount of AGHI Notes that are outstanding and for which payment deferral consent was not obtained.

As a result of restrictions in the AGI Senior Credit Facility, AGI is blocked from making distributions to AGHI for the purpose of paying interest on the AGHI Notes.  For the two most recent interest payments, AGHI has made the interest payments using the proceeds of a capital contribution from AGHI’s parent.  There can be no assurance that AGHI’s parent will fund the interest payment on the AGHI Notes by the end of the deferral period.  There can be no assurance that the Company will be able to implement a new capital structure to repay or refinance the AGI Senior Credit Facility, the AGI Second Lien Loan indebtedness, the AGI Senior Subordinated Notes or the AGHI Notes before the final maturity of the AGI Senior Credit Facility in March 2010, the maturity of the AGI Second Lien Loan indebtedness in July 2010, the maturity of the AGI Senior Subordinated Notes in February 2012, or the maturity of the AGHI Notes, $25.4 million of which mature in March 2010 and the balance in February 2012.   If the Company is not able to refinance or replace any such debt before its scheduled maturity, the holders of such debt will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI Senior Credit Facility and the AGI Second Lien Loan indebtedness is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at September 30, 2009.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2009 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2009	2010 and 2011	2012 and 2013	Thereafter

Debt and future interest	$465,094	$15,670	$211,018	$238,406	$—
Operating lease obligations	226,328	5,834	44,435	37,745	138,314
Standby letters of credit	6,673	4,673	2,000	—	—
Grand total	$698,095	$26,177	$257,453	$276,151	$138,314

AGHI Notes

On March 24, 2005, in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  The Company paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million,

$6.2 million and $6.2 million, respectively.  The Company has not paid $6.1 million of interest due August 15, 2009 due to pending discussions with holders of the AGHI Notes regarding a refinancing or restructuring of the indebtedness of the Company.  As a result of not paying the $6.1 million of interest due August 15, 2009, the Company is currently working under the terms of a forbearance agreement with the note holders through November 13, 2009.  The holders of the AGHI Notes for which interest has been deferred have consented to the extension of the most recent interest payment date on their AGHI Notes.  See Note 11 — Subsequent Events.  If the source of the cash payment of the AGHI Notes is dividends from AGI, its wholly-owned subsidiary, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.  As of September 30, 2009, $112.0 million of AGHI Notes remain outstanding.  The fair value of the AGHI Notes, based on the quoted market price at September 30, 2009, was $50.5 million.  Currently, the AGI Senior Credit Facility and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.

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

AGI Senior Credit Facility

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement which was most recently amended on June 5, 2009 (as amended, the “AGI Senior Credit Facility”).  The AGI Senior Credit Facility provides for a revolving credit facility of $25.0 million and term loans.  As of September 30, 2009, $9.0 million was outstanding under the revolving credit facility and $111.2 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 9.00% to 10.00%, respectively, over the stated rates, and a LIBOR floor of 2.75%.  After consideration of fixed rates under the interest rate swap agreements, (discussed in Note 7 — Interest Rate Swap Agreements), as of September 30, 2009, the average interest rate on the term loans and the revolving credit facility was 17.11% and permitted borrowings under the revolving facility were $18.3 million.  AGI also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans under the AGI Senior Credit Facility mature on

March 31, 2010.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit except a maximum of $7.5 million may be allocated to such letters of credit.  As of September 30, 2009, AGI had letters of credit in the aggregate amount of $6.7 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

On March 3, 2006, AGI amended its AGI Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on AGHI Notes in cash instead of by the issuance of additional notes and AGI makes a distribution to AGHI for purposes of paying that cash interest.  Further, AGI amended the AGI Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads, an affiliate of the Company.

On June 5, 2009, AGI entered into an amendment to its AGI Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the revolving credit portion of the facility was reduced by $10.0 million to $25.0 million, the outstanding term loan borrowings were repaid by $8.0 million, the financial covenants in effect through the extended maturity date were revised and the borrowing rate was increased to prime rate plus 7.0% or LIBOR plus 8.0% with a LIBOR floor of 2.75%.  The Company capitalized $2.5 million in fees paid to the lenders and expensed as incurred $1.9 million in legal and other fees related to the amendment.  As a condition to the amendment, the shareholder of the ultimate parent of the Company, was required to arrange for the purchase of $26.6 million in principal amount of the term portion of the AGI Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $5.0 million in capital to AGI, and guarantee two required principal payments on the term loans under the AGI Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, AGI entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which AGI granted such shareholder or his assigns an option, exercisable on or before March 1, 2010 to purchase the Company’s Camping World subsidiary for $55.0 million.  Management was assisted in determining the fair value of such subsidiary by an independent third party valuation firm.  AGI also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of AGI’s secured debt, including the AGI Senior Credit Facility, a success fee equal in amount to the fair value, as determined by an independent financial advisor of such credit support, taking into account the fair value of the option to purchase Camping World.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to AGI.

The amended AGI Senior Credit Facility also revised AGI’s financial covenants in effect through the extended maturity date.  As required by the AGI Senior Credit Facility, significant cost reductions have been implemented in 2008 and 2009, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, closure of under-performing retail stores, satellite office closures, and magazine size and frequency reductions.

The 10th Amendment to the AGI Senior Credit Facility requires the commitment of Stephen Adams, AGI’s ultimate shareholder, to cause loans to be made to AGI in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of the term loans.  In connection with that requirement, on June 10, 2009, AGI entered into a loan agreement with SA Holding, LLC, (“SA Holding”), which is owned by Stephen Adams, pursuant to which SA Holding agreed to loan to AGI (the “SA Loans”) amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of term loans.  The interest rate on the SA Loans is equal to the interest rate payable on the AGI Senior Credit Facility plus 2.0% per annum compounded monthly.  The SA Loans mature on the date on which the indebtedness under the AGI Senior Credit Facility is paid in full.  As of September 30, 2009, $0.6 million of SA Loans were outstanding.

The AGI Senior Credit Facility contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  There was no event of default under the AGI Senior Credit Facility at September 30, 2009.

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

On March 8, 2007, AGI purchased $17.7 million of the AGI Senior Subordinated Notes.  AGI funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the AGI Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down AGI’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the AGI Senior Credit Facility.  On June 5, 2009, the Company purchased $14.6 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of a $9.7 million AGI Second Lien Loan.  As of September 30, 2009, $137.8 million of Senior Subordinated Notes remain outstanding.  The fair value of the AGI Senior Subordinated Notes, based on the quoted market price at September 30, 2009, was $96.5 million.

The AGI Indenture, pursuant to which the AGI Senior Subordinated Notes were issued, contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.

Interest Rate Swap Agreements

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.4875% at September 30, 2009 based upon the July 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.4875% at September 30, 2009 based upon the July 31, 2009 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.1 million is in accumulated other comprehensive gain, and $0.8 million in the statement of operations at September 30, 2009.  The fair value of these swaps included in other long-term liabilities was $12.7 million of which $10.3 million is in accumulated other comprehensive loss and $2.4 million in the statement of operations at December 31, 2008.  See Note 8 — Interest Rate Swap Agreements.

Due to the disclosure of a potential sale of Camping World, in the fourth quarter of 2008 a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss at September 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008, which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

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

Other Debt

Concurrent with the June 5, 2009 amendment to the AGI Senior Credit Facility, AGI obtained a $9.7 million AGI Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of AGI Senior Subordinated Notes.  The AGI Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.

In addition, AGI agreed to use its best efforts to secure an asset-based loan of at least $18.5 million secured by the inventory and receivables of its subsidiary, Camping World, Inc. (the “Camping World Financing”), the proceeds of which would be used to further reduce the amounts outstanding under the AGI Senior Credit Facility.  Since a Camping World Financing had not been consummated by September 15, 2009, the borrowing rate on revolving credit loans, swing loans and terms loans increased to prime rate plus 9.0% or LIBOR plus 10.0%.  See Note 10 Recent Events.

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

For the nine months ended September 30, 2009, the Company incurred no deferred executive compensation expense under the phantom stock agreements, and made payments of $1.4 million under the terms of the vested phantom stock agreements.  Any earned incentives under these agreements are scheduled to be paid at various times over the next four years.  No phantom stock payments are scheduled to be made for the remainder of 2009.

Capital expenditures for the first nine months of 2009 totaling $2.5 million decreased $6.9 million from the first nine months of 2008 primarily due to the curtailment of new retail store openings.  Additional capital expenditures of $0.1 million are anticipated for the balance of 2009 primarily for software enhancements, information technology upgrades and further website development.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with new accounting guidance for accounting for the impairment or disposal of long-lived assets.  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

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

Indefinite-Lived Intangible Assets

The Company evaluates indefinite-lived intangible assets for impairment at least annually or when events indicate that an impairment exists in accordance with accounting guidance for goodwill and other intangibles.  The impairment test for goodwill and other indefinite-lived intangible assets is calculated annually using fair value measurement techniques.

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

In the third quarter of 2009, the Company noted continued reduction in advertising revenue in the operations of our RV and powersports publications, as well as flat to moderate projected growth in future advertising revenue as a result of continued deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within these reporting units in the Media segment.

The Company performed an impairment test of the goodwill and intangible assets of the reporting units of our RV and powersports publications.  The impairment test indicated that the estimated fair value of these reporting units were less than book value.  The excess of the carrying value over the estimated fair value of the these reporting units was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business. In determining the fair value, the Company used an income valuation approach.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of our RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with new accounting guidance for Business Combinations. The Company measured the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million.  The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At September 30, 2009, accumulated other comprehensive loss was $7.1 million.

Derivative Financial Instruments

As discussed in Note 7 — Interest Rate Swap Agreement, the Company accounts for derivative instruments and hedging activities in accordance with new accounting guidance for Accounting for Derivative Instruments and Hedging Activities.  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

Due to the disclosure of a potential sale of Camping World in the fourth quarter of 2008, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Included in other comprehensive loss at September 30, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008, which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009 a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as gain (loss) on derivative instrument.  See Note 8 — Interest Rate Swap Agreements.

Fair Value Measurements

As discussed in Note 2 — Recent Accounting Pronouncements, the Company adopted accounting guidance effective on Fair Value Measurements.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap agreements which totaled $8.1 million at September 30, 2009.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its FreedomRoads Preferred Interest and Media segment goodwill which each totaled $0.0 million at September 30, 2009.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates.  Our objective of financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows.  Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate collar agreements.

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

Interest Rate Sensitivity Analysis

At September 30, 2009, we had debt totaling $382.0 million, comprised of $0.8 million of variable rate debt and $381.2 million of fixed rate debt, comprised of $120.0 million of debt fixed through the interest rate swap agreements, $137.8 million of AGI Senior Subordinated Notes, $9.7 million of the AGI Second Lien Loan, $112.1 million of AGHI Notes and $1.6 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of September 30, 2009, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 1A: RISK FACTORS

The AGI Senior Credit Facility matures on March 31, 2010.  As of September 30, 2009, there was $120.2 million outstanding under the AGI Senior Credit Facility and it is secured by a lien on all of the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.  The AGI Second Lien Loan matures on July 31, 2010.  As of September 30, 2009, there was $9.7 million outstanding under the AGI Second Lien Loan and it is secured by a second lien on the assets and stock of AGI and its subsidiaries.  In addition, $25.4 million of the AGHI Notes mature in March 2010 and are unsecured.  Although the Company is currently seeking to refinance or replace the AGI Senior Credit Facility and has received certain proposals or indications of interest from prospective lenders, there can be no assurance that the AGI Senior Credit Facility will be refinanced or replaced prior to its maturity.  The availability of financing is limited due to the current uncertainties in the capital markets.  In addition, the current general conditions in the U.S. economy had an adverse impact on the Company’s operations because consumers are reducing discretionary spending, including spending on the recreational activities offered by the Company, and businesses are reducing advertising and marketing expenditures which have adversely affected the advertising revenues received by the Company.  As a result, it may be even more difficult for the Company to refinance or replace the AGI Senior Credit Facility due to the current deterioration in the Company’s operating results and the prospects for the business segments in which the Company operates.  If the Company is not able to refinance or replace the AGI Senior Credit Facility prior to its maturity on March 31,

2010, the lenders will be entitled to exercise their remedies to sell the collateral securing the repayment of the AGI Senior Credit Facility, including the Company’s assets, the stock of the Company and the stock of the Company’s subsidiaries.  Since the indebtedness owned under the AGI Senior Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of the Company and its subsidiaries.  It is also possible that the interest rate payable on a new credit facility will be higher than the interest rates under the current AGI Senior Credit Facility as amended June 5, 2009  which will adversely affect the Company’s cash flow and profitability (or increase losses).  See Note 11 — Subsequent Events.

The ability of the Company and AGI to replace or refinance the AGI Senior Credit Facility may also depend on the ability of the Company to replace, refinance or modify the AGI Second Lien Loan in the principal amount of $9.7 million as of September 30, 2009 that matures on July 31, 2010, and the AGI Senior Subordinated Notes in the principal amount of $137.8 million as of September 30, 2009 that mature on February 15, 2012, and on the ability of AGHI to replace, refinance or modify the AGHI Senior Notes in the principal amount of $112.1 as of September 30, 2009 of which $25.4 million mature in March 2010 and the balance in February 2012, since these other debt instruments mature in proximity to the maturity of the AGI Senior Credit Facility, or the ability of the Company or AGI to repay such debt when due is an important factor in any new capital structure for the Company and AGI.

If the Company or AGI is not able to refinance or replace any such debt before its scheduled maturity, the holders of such debt will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI Senior Credit Facility and the AGI Second Lien Loan indebtedness is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.

ITEM 5: OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.               Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 10.34 — Loan Agreement with SA Holding LLC dated June 10, 2009
Exhibit 10.35 — Promissory Note with SA Holding LLC dated June 10, 2009

(b)	Reports on Form 8-K.

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: November 12, 2009	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer