Form 10-Q
period 2010-03-31
Affinity Group Holding, Inc.
filed 2010-05-13
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2010	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 13, 2010
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(In thousands except shares and par value)

	3/31/2010	12/31/2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,550	$10,133
Restricted cash	—	8,058
Accounts receivable, less allowance for doubtful accounts of $3,545 in 2010 and $3,128 in 2009	31,956	32,321
Inventories	53,030	49,921
Prepaid expenses and other assets	13,496	13,219
Total current assets	104,032	113,652

PROPERTY AND EQUIPMENT, net	30,973	34,276
NOTE FROM AFFILIATE	4,686	4,837
INTANGIBLE ASSETS, net	16,794	14,867
GOODWILL	49,944	49,944
OTHER ASSETS	5,818	6,767
Total assets	$212,247	$224,343

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$20,662	$23,799
Accrued interest	5,339	16,517
Accrued income taxes	1,699	1,598
Accrued liabilities	24,938	24,115
Deferred revenues and gains	56,099	60,728
Current portion of long-term debt	962	892
Total current liabilities	109,699	127,649

DEFERRED REVENUES AND GAINS	34,820	35,607
LONG-TERM DEBT, net of current portion	374,507	389,797
OTHER LONG-TERM LIABILITIES	10,746	10,079
	529,772	563,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	55,116	23,220
Accumulated deficit	(365,394)	(355,010)
Accumulated other comprehensive loss	(7,248)	(7,000)
Total stockholder’s deficit	(317,525)	(338,789)
Total liabilities and stockholder’s deficit	$212,247	$224,343

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2010	3/31/2009

REVENUES:
Membership services	$39,574	$35,232
Media	14,683	17,420
Retail	54,177	52,401
	108,434	105,053

COSTS APPLICABLE TO REVENUES:
Membership services	20,076	20,330
Media	11,626	13,484
Retail	32,229	31,536
	63,931	65,350

GROSS PROFIT	44,503	39,703

OPERATING EXPENSES:
Selling, general and administrative	30,192	29,939
Financing expense	7,086	—
Depreciation and amortization	4,955	4,964
	42,233	34,903

INCOME FROM OPERATIONS	2,270	4,800

NON-OPERATING ITEMS:
Interest income	126	130
Interest expense	(12,286)	(9,042)
(Loss) gain on derivative instrument	(376)	20
Other non-operating items, net	25	(83)
	(12,511)	(8,975)

LOSS BEFORE INCOME TAXES	(10,241)	(4,175)

INCOME TAX EXPENSE	(143)	(396)

NET LOSS	$(10,384)	$(4,571)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2010	3/31/2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,384)	$(4,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,852	3,031
Amortization	2,103	1,933
Loss (gain) on derivative instrument	376	(20)
Loss on debt restructure	279	—
Provision for losses on accounts receivable	391	370
(Gain) loss on sale of property and equipment	(23)	82
Accretion of original issue discount	276	129
Changes in operating assets and liabilities
Accounts receivable	(26)	4,073
Inventories	(3,109)	(829)
Prepaid expenses and other assets	672	(2,855)
Accounts payable	(3,137)	7,426
Accrued and other liabilities	(6,564)	(2,243)
Deferred revenues and gains	(5,416)	(2,300)
Net cash (used in) provided by operating activities	(21,710)	4,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184)	(1,261)
Net proceeds from sale of property and equipment	658	7
Investment in affiliate	151	12
Net cash provided by (used in) investing activities	625	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from parent	2,800	11,000
Restricted cash	8,058	—
Borrowings on debt	149,943	—
Payment of debt issue costs	(4,309)	1
Principal payments on debt	(139,990)	(2,321)
Net cash provided by financing activities	16,502	8,680

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,583)	11,664

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,133	10,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,550	$22,441

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

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

On March 1, 2010, AGI refinanced its existing senior credit facility ($128.9 million aggregate principal amount outstanding as at December 31, 2009) and second lien notes totaling $9.7 million due July 31, 2010.  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) ($137.8 million principal amount outstanding as at March 31, 2010) or the AGHI Notes ($88.2 million aggregate principal amount outstanding as at March 31, 2010).  See Note 6 – Debt.

In addition, on March 1, 2010, AGI’s subsidiary that operates the Retail segment Camping World, Inc. (“Camping World”) entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  As of March 31, 2010, $8.5 million was borrowed and $7.6 million of letters of credit were outstanding under the CW Credit Facility.  See Note 6 – Debt.

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-K.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Company was required to adopt a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers between levels of the fair value hierarchy discussed in Note 8, “Fair Value Measurements”.  This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.  In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet sales.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED MARCH 31, 2010
Revenues from external customers	$39,574	$14,683	$54,177	$108,434
Depreciation and amortization	641	943	2,264	3,848
Gain on disposal of property and equipment	—	—	23	23
Interest income	806	—	—	806
Interest expense	—	10	532	542
Segment profit (loss)	17,688	912	(4,548)	14,052

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED MARCH 31, 2009
Revenues from external customers	$35,232	$17,420	$52,401	$105,053
Depreciation and amortization	806	1,323	2,189	4,318
Loss on dispoal of property and equipment	—	(1)	(81)	(82)
Interest income	864	—	2	866
Interest expense	—	28	3,918	3,946
Segment profit (loss)	12,625	1,312	(8,161)	5,776

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three months ended March 31, 2010 and 2009 (in thousands):

	THREE MONTHS ENDED
	3/31/2010	3/31/2009
Loss From Operations Before Income Taxes
Total income for reportable segments	$14,052	$5,776
Unallocated G & A expense	(3,725)	(3,493)
Unallocated depreciation and amortization expense	(1,107)	(646)
Unallocated (loss) gain on derivative instrument	(376)	20
Unallocated financing expense	(6,382)	—
Unallocated loss on debt restructure	(279)	—
Elimination of intercompany interest income	(680)	(736)
Unallocated interest expense, net of intercompany elimination	(11,744)	(5,096)
Loss from operations before income taxes	$(10,241)	$(4,175)

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2010 and December 31, 2009 (in thousands):

	3/31/2010	12/31/2009
Membership services segment	$238,273	$237,597
Media segment	20,925	26,876
Retail segment	95,442	95,193
Total assets for reportable segments	354,640	359,666
Restricted cash	—	8,058
Intangible assets not allocated to segments	4,956	3,314
Corporate unallocated assets	6,989	8,299
Elimination of intersegment receivable	(154,338)	(154,994)
Total assets	$212,247	$224,343

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2010	2009
Cash paid during the period for:
Interest	$19,661	$16,367

For the three months ended March 31, 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.3 million decrease in both Other Long-Term Liabilities and Other Comprehensive Loss.

In the first quarter of 2010, entities indirectly controlled by the Company’s sole shareholder forgave $3.6 million of interest on the AGHI Notes that was due August 15, 2009 and February 15, 2010, and the interest accrued through March 31, 2010.  The $3.6 million was recorded as a contribution in Additional Paid-in Capital.

On March 1, 2010, $25.4 million of AGHI Notes that were held by an affiliate of AGHI were contributed to Additional Paid-in Capital to AGHI, and AGHI cancelled those notes.

For the three months ended March 31, 2010, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.7 million increase in Other Long-Term Liabilities and a $0.3 million increase in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash loss on derivative instruments of $0.4 million.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually, and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

The following is a summary of changes in the Company’s goodwill by business segment, for the three months ended March 31, 2010 and 2009 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of March 31, 2010	$49,944	$—	$—	$49,944

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2009	(6,086)	—	(47,601)	(53,687)
Balance as of January 1, 2009	49,944	46,884	—	96,828
Impairments	—	—	—	—
Balance as of March 31, 2009	$49,944	$46,884	$—	$96,828

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary as of March 31, 2010.  Under the guidance for goodwill and other intangible assets, as issued by the FASB, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 – Disclosures about Segments of an Enterprise and Related Information.

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2010 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$35,355	$(27,055)	$8,300
Resort and golf course participation agreements	4	8	(6)	2
Non-compete and deferred consulting agreements	15	18,650	(16,447)	2,203
Deferred financing costs	6	13,024	(6,735)	6,289

		$67,037	$(50,243)	$16,794

(6) DEBT

AGHI Notes

On March 24, 2005, in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of the Company, and AGI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and before February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC, in the amount of $5.9 million, $6.2 million and $6.2 million, respectively.  AGHI made the interest payment due August 15, 2009 in January, 2010 with a $4.5 million cash payment (a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million due to related entities was forgiven and reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  Currently, the AGI New Senior Credit Facility, CWI Credit Facility, and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  On March 1, 2010, $25.4 million of the AGHI Notes due March

(6) DEBT (continued)

15, 2010 that were held by an affiliate of AGHI were contributed to the Company and the Company cancelled those notes.  As of March 31, 2010, approximately $87.0 million, net of $1.2 million in unamortized original issue discount, remained outstanding on the AGHI Notes.

AGI New Senior Credit Facility

On March 1, 2010, AGI entered into the Second Amended and Restated Credit Agreement (the “AGI New Senior Credit Facility”) to refinance the its existing senior credit facility ($128.9 million principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009) and the loan (the “SA Loan”), from SA Holding, LLC, an affiliate of the ultimate shareholder of AGI, ($1.0 million principal amount outstanding at December 31, 2009).  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI Senior Notes ($137.8 million principal amount outstanding as at March 31, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at March 31, 2010 and are due February 15, 2012).  Interest on the term loans under the AGI New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (See Note 7- Interest Rate Swap Agreements), as of March 31, 2010, the average annual interest rate on the term loans was 16.83%.  The AGI New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the AGI New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the AGI New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI and AGHI cancelled those notes.  As of March 31, 2010, $141.6 million, net of approximately $2.8 million of unamortized original issue discount, was outstanding on the AGI New Senior Credit Facility.

CW Credit Facility

In addition, on March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the

(6) DEBT (continued)

greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR. As of March 31, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the AGI New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of March 31, 2010, $8.5 million was borrowed and $7.6 million of letters of credit were issued under the CW Credit Facility.

AGI Senior Notes

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (“AGI Senior Notes”) pursuant to an indenture (the “AGI Indenture”).  AGI completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004.  Interest is payable on the AGI Senior Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries guarantee the AGI Senior Notes with unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, including indebtedness under the AGI New Senior Credit Facility and the CW Credit Facility, but rank equal in right of payment to their existing and future senior subordinated debt.  All of AGI’s subsidiaries have jointly and severally guaranteed the indebtedness under the AGI Senior Notes except for CWFR Capital Corp.  As of March 31, 2010, $137.8 million of AGI Senior Notes remain outstanding.  The fair value of the AGI Senior Notes, based on the quoted market price at March 31, 2010, was $96.5 million.

The AGI New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The AGI New Senior Credit Facility and the CW Credit Facility also contain certain financial affirmative covenants.  The Company was in compliance with all debt covenants at March 31, 2010.

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

(7) INTEREST RATE SWAP AGREEMENTS (continued)

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

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.2486% at March 31, 2010 based upon the January 31, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.2486% at March 31, 2010 based upon the January 31, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.7 million of which approximately $7.2 million is in accumulated other comprehensive loss, and $1.4 million in the statement of operations with $0.4 million in the period ended March 31, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $0.7 million in the statement of operations at December 31, 2009.  See Note 8 — Fair Value Measurements.

Due to the potential sale of Camping World in September 2008, a highly effective hedge on the cash flows related to the $35.0 million outstanding debt by the $35.0

(7) INTEREST RATE SWAP AGREEMENTS (continued)

million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive loss related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the cash flows related to the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments segregated by assets and liabilities as required by accounting guidance.

Derivatives designated as hedging intruments under		Fair Value as of:
Statement 133	Balance Sheet Location	3/31/2010	12/31/2009

Interest rate swap contracts	Other long-term liabilities	$(8,714)	$(8,090)

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the three months ended March 31, 2010 and 2009 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

Derivatives in Cashflow Hedging Relationships:

	Interest Rate Swap Agreements
	3/31/2010	3/31/2009
Amount of Gain or (Loss) recognized in Other Comprehensive Loss on Derivatives	$(342)	$168

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective portion)	Gain (loss) on derivative Instrument

	3/31/2010	3/31/2009

Amount of Gain or (Loss) reclassified from Other Comprehensive Loss into Statement of Operations (Effective portion)	$(94)	$34

Location of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative Instrument

	3/31/2010	3/31/2009
Amount of Gain or (Loss) recognized in income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	$(282)	$(14)

(8) FAIR VALUE MEASUREMENTS

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

As of March 31, 2010, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 7 Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

(8) FAIR VALUE MEASUREMENTS (continued)

The Company’s liabilities at March 31, 2010, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, was as follows:

Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2010:
Interest Rate Swap Contracts	$(8,714)	$—	$(8,714)	$—
FreedomRoads Preferred Interest	—	—	—	—
Media Goodwill	—	—	—	—

As of December 31, 2009:
Interest Rate Swap Contracts	(8,090)	—	(8,090)	—
FreedomRoads Preferred Interest	—	—	—	—
Retail Goodwill	—	—	—	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the three months ended March 31, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the AGI Senior Notes, AGI New Senior Credit Facility and the CW Credit Facility.  The fair values shown below for the AGHI Notes and the AGI Senior Notes are based on quoted prices in the market for identical assets (Level 1), and the fair value shown for the AGI New Senior Credit Facility and the CW Credit Facility are based on indirect observable inputs (Level 2) (in thousands):

	3/31/2010		12/31/2009
	Cost	Fair Value	Cost	Fair Value
AGHI Notes	$86,971	$34,788	$112,275	$44,770
AGI Senior Notes	137,824	96,477	137,824	93,893
AGI New Senior Credit Facility	141,545	141,545	128,856	122,425
CW Credit Facility	8,528	8,528	—	—

(9) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$1,339
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	2
Unrecognized tax benefits at March 31, 2010	$1,341

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $2.0 million related to decreases in unrecognized tax benefits during the first three months of 2010.  As of March 31, 2010, the liability for penalties and interest was $0.5 million. The Company expects its unrecognized tax benefits to decrease by $1.3 million over the next nine months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years prior to fiscal 2005 and 2005, respectively.  There currently is an Internal Revenue Service examination of the Company’s wholly owned subsidiary, Camping World, Inc., for fiscal year 2008.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2010	3/31/2009	Inc/(Dec)

REVENUES:
Membership services	36.5%	33.5%	12.3%
Media	13.5%	16.6%	(15.7)%
Retail	50.0%	49.9%	3.4%
	100.0%	100.0%	3.2%

COSTS APPLICABLE TO REVENUES:
Membership services	18.5%	19.5%	(1.2)%
Media	10.7%	12.8%	(13.8)%
Retail	29.8%	29.9%	2.2%
	59.0%	62.2%	(2.2)%

GROSS PROFIT	41.0%	37.8%	12.1%

OPERATING EXPENSES:
Selling, general and administrative	27.8%	28.5%	0.8%
Financing expense	6.5%	—	100.0%
Depreciation and amortization	4.6%	4.7%	(0.2)%
	38.9%	33.2%	21.0%

INCOME FROM OPERATIONS	2.1%	4.6%	(52.7)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(3.1)%
Interest expense	(11.3)%	(8.6)%	35.9%
(Loss) gain on derivative instrument	(0.3)%	—	(100.0)%
Other non-operating items, net	—	(0.1)%	(130.1)%
	(11.5)%	(8.6)%	39.4%

LOSS BEFORE INCOME TAXES	(9.4)%	(4.0)%	145.3%

INCOME TAX EXPENSE	(0.2)%	(0.4)%	(63.9)%

NET LOSS	(9.6)%	(4.4)%	127.2%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010

Compared With Three Months Ended March 31, 2009

Revenues

Revenues of $108.4 million for the first quarter of 2010 increased by $3.4 million, or 3.2%, from the comparable period in 2009.

Membership Services revenues of $39.6 million for the first quarter of 2010 increased $4.3 million, or 12.3%, from the comparable period in 2009.  This revenue increase was largely attributable to a $4.7 million revenue increase related to vehicle insurance products primarily related to a $5.0 million fee received as a result of waiving our right of first refusal regarding the sale of the third party partner, a $0.4 million increase in extended vehicle warranty program revenue resulting from continued policy growth and strong renewals, a $0.3 million increase in Good Sam Club revenue, a $0.3 million increase in revenue from emergency road service products, and a $0.1 million increase in various other ancillary products.  These increases were partially offset by a $1.2 million revenue decrease due to the termination of the brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”) in December 2009, and a $0.3 million decrease due to reduced membership for the Coast Club and Golf Card Club.

Media revenues of $14.7 million for the first quarter of 2010 decreased $2.7 million, or 15.7%, from the comparable period in 2009.  This decrease was primarily attributable to a $1.3 million reduction in revenue from our outdoor power sports magazines related to reduced advertising revenue and reduced issues published, a $0.5 million reduction in RV related publication revenue primarily attributable to reduced advertising revenue, and a $1.1 million reduction in exhibitor revenue resulting from six fewer consumer shows in the first quarter of 2010 compared to the first quarter of 2009.  These decreases were partially offset by a $0.2 million increase in RV book sales.

Retail revenues of $54.2 million increased by $1.8 million, or 3.4%, from the comparable period in 2009.  Store merchandise sales decreased $0.2 million from the first quarter of 2009 due to decreased revenue from discontinued stores of $0.5 million partially offset by a same store sales increase of $0.2 million, or 0.6%, compared to a 17.0% decrease in same store sales for the first quarter of 2009, and a $0.1 million revenue increase from the opening of one new store over the past fifteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $1.4 million, installation and service fees increased $0.3 million and supplies and other sales increased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $63.9 million for the first quarter of 2010, a decrease of $1.4 million, or 2.2%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $20.1 million decreased $0.3 million, or 1.2%, from the comparable period in 2009.  This decrease consisted of a $0.4 million reduction in wage-related expenses, and a $0.3 million reduction in marketing and program costs related reduced membership in the Coast Club and Golf Card Club, partially offset by a $0.4 million increase in emergency road services and extended vehicle warranty program costs.

Media costs applicable to revenues of $11.6 million for the first quarter of 2010 decreased $1.9 million, or 13.8%, from the comparable period in 2009 primarily related to a $0.9 million reduction in magazine expenses resulting from reduced issues published, a $0.7 million reduction in costs related to reduced consumer shows revenue, and a $0.5 million reduction in wage-related costs.  These decreases were partially offset by $0.2 million of additional costs related to increase book revenue.

Retail costs applicable to revenues increased $0.7 million, or 2.2%, to $32.2 million.  The retail gross profit margin of 40.5% for the first quarter of 2010 increased from 39.8% for the comparable period in 2009 primarily due to selective price increases and vendor concessions.

Operating Expenses

Selling, general and administrative expenses of $30.2 million for the first quarter of 2010 increased $0.3 million compared to the first quarter of 2009.  This increase was primarily due to an increase in retail general and administrative expenses consisting primarily of increases in real and personal property taxes partially offset by a decrease in retail selling expenses.

For the first quarter of 2010, financing expense of $7.1 million was incurred for legal and other costs related to the AGI New Senior Credit Facility entered into on March 1, 2010, which was expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.

Depreciation and amortization expense of $5.0 million remained unchanged from the prior year primarily due to reduced amortization of intangible assets associated with prior acquisitions and reduced capital expenditures, offset by increased amortization related to the AGI New Senior Credit Facility re-financing.

Income from Operations

Income from operations for the first quarter of 2010 totaled $2.3 million compared to $4.8 million for the first quarter of 2009.  This $2.5 million decrease was primarily the result of $7.1 million of financing expense in the first quarter of 2010, reduced gross profit for the Media segment of $0.9 million and increased operating expenses of $0.2 million.  These decreases were partially offset by increased gross profit for the Membership Services and Retail segments of $4.6 million and $1.1 million, respectively.

Non-Operating Items

Non-operating items of $12.5 million for the first quarter of 2010 increased $3.5 million compared to the first quarter of 2009 due to a $3.2 million increase in interest expense relating to higher interest rates and an increase in debt, and a $0.4 million increase in loss on derivative interest rate swap agreements partially offset by a gain on sale of equipment of $0.1 million.  See Note 7 — Interest Rate Swap Agreements.

Loss Before Income Tax

Loss before income tax for the first quarter of 2010 was approximately $10.3 million, or approximately $6.0 million more than the loss before income tax for the first quarter of 2009.  This increased loss was attributable to the $2.5 million decrease in income from operations and the $3.5 million increase in non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the first quarter of 2010, compared to $0.4 million income tax expense for the first quarter of 2009.

Net loss

Net loss in the first quarter of 2010 was $10.4 million compared to a $4.6 million net loss for the same period in 2009 mainly due to the reasons discussed above.

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

Membership services segment profit of $17.7 million for the first quarter of 2010 increased $5.1 million, or 40.1%, from the comparable period in 2009.  This increase was largely attributable to a $4.6 million increase in vehicle insurance profit primarily related to a $5.0 million fee received as a result of waiving our right of first refusal regarding the sale of the third party partner, a $0.9 million increase in profit from the Good Sam Club related to increased membership terms, a $0.4 million increase in profit from emergency road service products, a $0.3 million increase in segment profit from various ancillary products, and a $0.1 million increase in profit related to reduced marketing and program expenses in the Coast to Coast

Club and Golf Card Club.  These increases were partially offset by a $1.2 million decrease in segment profit relating to reduced brand usage licensing fees from FreedomRoads.

Media segment profit decreased $0.4 million, or 30.5%, to $0.9 million for the first quarter of 2010 from the comparable period in 2009.  This decrease in segment profit resulted primarily from a $0.2 million decrease in segment profit from our RV publications, and a $0.2 million decrease in segment profit from our consumer shows group.

Retail segment loss was $4.5 million for the first quarter of 2010 compared to a loss of $8.2 million for the first quarter of 2009.  This approximately $3.6 million reduction in segment loss was the result of a $3.4 million decrease in allocated interest expense and a $0.8 million increase in gross profit margin, partially offset by $0.4 million of financing expense and a $0.2 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2010 and December 31, 2009 was $5.7 million and $14.0 million, respectively.  The primary reason for the working capital deficit was the deferred revenue and gains reported under current liabilities of $56.1 million and $60.7 million, as of March 31, 2010 and December 31, 2009, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its borrowings.

In 2009, the Company engaged a financial advisor to assist in refinancing or restructuring of the AGI Senior Notes ($137.8 million principal outstanding at March 31, 2010 and maturing on February 15, 2012) and the AGHI Notes ($87.0 million principal outstanding at March 31, 2010 and maturing on February 15, 2012).  AGHI deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30-day grace period for the payment of interest.  Before the end of the grace period, AGHI received consent letters for extending such grace period from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes and from non-institutional holders holding in the aggregate $46.6 million principal amount of the AGHI Notes and paid the interest of the remaining AGHI Notes.  The aggregate principal amount of the AGHI Notes outstanding was then $113.6 million so the holders executing the consents held 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders. In addition, AGHI paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  AGHI satisfied the August 15, 2009 interest payment in January, 2010 with $4.5 million in cash (funded, in part, from a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million due to related entities was forgiven and, as such, reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  As a condition to funding of the AGI New Senior Credit Facility, AGHI acquired $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI, contributed them to AGHI, and cancelled those notes, thereby reducing the  approximately $112.3 million of AGHI Notes outstanding as of December 31, 2009 to approximately $87.0 million as of March 31, 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at March 31, 2010.  This table includes principal and future interest due under our debt agreements based on interest rates as of March  31, 2010 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2010	2011 and 2012	2013 and 2014	Thereafter

Debt and future interest	$469,005	$31,356	$437,649	$—	$—
Operating lease obligations	215,003	17,186	41,589	35,438	120,790
Standby letters of credit	7,610	7,610	—	—	—
Grand total	$691,618	$56,152	$479,238	$35,438	$120,790

In accordance with their respective loan agreements, the maturity dates of the AGI New Senior Credit Facility and the CW Credit Facility accelerate to mature 90 days and 120 days, respectively, prior to maturity of the AGI Senior Notes and the AGHI Notes.  The Debt and future interest disclosed above assumes the AGI Senior Notes and AGHI Notes, both due February 15, 2012, are not extended.

AGHI Notes

On March 24, 2005, in a private placement, AGHI issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of these AGHI Notes under the Securities Act of 1933 in June 2005.  The AGHI Notes are unsecured obligations of the Company and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date of the additional notes ($25.4 million) is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  The Company paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of contributions made by AGHI’s parent, AGHC, of $5.9 million, $6.2 million and $6.2 million, respectively.  AGHI made the interest payment due August 15, 2009 in January, 2010 with a $4.5 million cash payment (a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million due to related entities was forgiven and reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  Currently, the AGI New Senior Credit Facility, CWI Revolver, and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  On March 1, 2010, $25.4 million of the AGHI Notes due March 15, 2010 that were held by an affiliate of AGHI were contributed to the Company and cancelled.  As of March 31, 2010, approximately $87.0 million, net of $1.2 million in unamortized original issue discount, remained outstanding on the AGHI Notes.  The fair value of the AGHI Notes, based on the quoted market price at March 31, 2010, was $34.8 million.

AGI New Senior Credit Facility

On March 1, 2010, AGI entered into the AGI New Senior Credit Facility to refinance the existing senior credit facility ($128.9 million aggregate principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009), and the SA Loan ($1.0 million principal amount outstanding at December 31, 2009).  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI Senior Notes ($137.8 million principal amount outstanding as at March 31, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at March 31, 2010 and are due February 15, 2012).  Interest on the term loans under the AGI New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (See Note 7- Interest Rate Swap Agreements), as of March 31, 2010, the average annual interest rate on the term loans was 16.83%.  The AGI New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the AGI New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the AGI New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI and AGHI cancelled those notes.  As of March 31, 2010, $141.6 million, net of approximately $2.8 million of unamortized original issue discount, was outstanding on the AGI New Senior Credit Facility.  Restricted cash of $8.1 million was released from its restriction on March 1, 2010, when the existing credit facility was refinanced.

CW Credit Facility

In addition, on March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  As of March 31, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the AGI New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of March 31, 2010, $8.5 million was borrowed and $7.6 million of letters of credit were issued under the CW Credit Facility.

AGI Senior Notes

In February 2004, AGI issued $200.0 million of AGI Senior Notes pursuant to the AGI Indenture.  Interest at the rate of 9% per annum is due on the AGI Senior Notes on February 15 and August 15.  The AGI Senior Notes mature on February 15, 2012.  As of March 31, 2010, $137.8 million of AGI Senior Notes remained outstanding.  The fair value of the AGI Senior Notes, based on the quoted market price at March 31, 2010, was $96.5 million.

The AGI New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The AGI New Senior Credit Facility and the CW Credit Facility also contain certain financial and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2010.

Interest Rate Swap Agreements

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month

LIBOR-based variable rate (0.2486% at March 31, 2010 based upon the January 31, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.2486% at March 31, 2010 based upon the January 31, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.7 million of which approximately $7.2 million is in accumulated other comprehensive loss, and $1.4 million in the statement of operations with $0.4 million in the period ended March 31, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $0.7 million in the statement of operations at December 31, 2009.  See Note 8 — Fair Value Measurements.

Due to the potential sale of Camping World in September 2008, a highly effective hedge on the cash flows related to the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive loss related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the cash flows related to the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

Other Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2010, the Company incurred no deferred executive compensation expense under the phantom stock agreements, and made no payments under the terms of the vested phantom stock agreements.  No phantom stock payments are scheduled to be made for the remainder of 2010.

Capital expenditures for the first three months of 2010 totaling $0.2 million decreased $1.1 million from the first three months of 2009 primarily due to the curtailment of new retail store openings.  Additional capital expenditures of $4.0 million are anticipated for the balance of 2010 primarily for software enhancements, information technology upgrades and further website development.

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

Accumulated Other Comprehensive Loss

Changes in the fair value of derivatives designated as highly effective cash flow hedges are recorded in Accumulated Other Comprehensive Loss.  At March 31, 2010, Accumulated Other Comprehensive Loss was $7.2 million.

Derivative Financial Instruments

As discussed in Note 7 — Interest Rate Swap Agreements, the Company accounts for derivative instruments and hedging activities in accordance with new accounting guidance for Accounting for Derivative Instruments and Hedging Activities.  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap agreements which totaled $8.7 million at March 31, 2010.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its FreedomRoads Preferred Interest, and Media and Retail segment goodwill.

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

Interest Rate Sensitivity Analysis

At March 31, 2010, the total debt of the Company was $375.5 million, including $150.1 million of variable rate debt comprised of $141.6 million of term loans under the AGI New Senior Credit Facility, of which $120.0 million is fixed through the interest rate swap agreements, and $8.5 million under the CW Credit Facility.  Fixed rate debt of $225.4 million is comprised of $137.8 million of AGI Senior Notes, $87.0 million of AGHI Notes and $0.6 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have no impact as the variable debt is fixed by a minimum interest rate as defined in the respective agreements.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of March 31, 2010, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 5: OTHER INFORMATION

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: May 13, 2010	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer