Form 10-Q
period 2010-06-30
Affinity Group Holding, Inc.
filed 2010-08-13
CIK 1322646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2010	333-124109

AFFINITY GROUP HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2428068
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 13, 2010
Common Stock, $.01 par value	100

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(In thousands except shares and par value)

	6/30/2010	12/31/2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,857	$10,133
Restricted cash	—	8,058
Accounts receivable, less allowance for doubtful accounts of $3,607 in 2010 and $3,128 in 2009	30,920	32,321
Inventories	66,678	49,921
Prepaid expenses and other assets	17,315	13,219
Total current assets	127,770	113,652

PROPERTY AND EQUIPMENT, net	29,468	34,276
NOTE FROM AFFILIATE	4,815	4,837
INTANGIBLE ASSETS, net	14,782	14,867
GOODWILL	49,944	49,944
OTHER ASSETS	5,762	6,767
Total assets	$232,541	$224,343

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$30,379	$23,799
Accrued interest	10,731	16,517
Accrued income taxes	1,723	1,598
Accrued liabilities	27,183	24,115
Deferred revenues and gains	60,253	60,728
Current portion of long-term debt	1,037	892
Total current liabilities	131,306	127,649

DEFERRED REVENUES AND GAINS	35,030	35,607
LONG-TERM DEBT, net of current portion	372,050	389,797
OTHER LONG-TERM LIABILITIES	12,553	10,079
	550,939	563,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in capital	55,116	23,220
Accumulated deficit	(366,388)	(355,010)
Accumulated other comprehensive loss	(7,127)	(7,000)
Total stockholder’s deficit	(318,398)	(338,789)
Total liabilities and stockholder’s deficit	$232,541	$224,343

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2010	6/30/2009

REVENUES:
Membership services	$38,661	$39,197
Media	8,009	9,363
Retail	84,412	81,339
	131,082	129,899

COSTS APPLICABLE TO REVENUES:
Membership services	23,217	24,615
Media	5,982	7,396
Retail	49,847	49,370
	79,046	81,381

GROSS PROFIT	52,036	48,518

OPERATING EXPENSES:
Selling, general and administrative	35,641	33,117
Financing expense	244	1,540
Depreciation and amortization	4,742	5,697
	40,627	40,354

INCOME FROM OPERATIONS	11,409	8,164

NON-OPERATING ITEMS:
Interest income	124	134
Interest expense	(12,321)	(11,038)
(Loss) gain on derivative instrument	(144)	665
Gain on debt restructure	—	4,678
Other non-operating items, net	(3)	(736)
	(12,344)	(6,297)

(LOSS) INCOME BEFORE INCOME TAXES	(935)	1,867

INCOME TAX EXPENSE	(59)	(304)

NET (LOSS) INCOME	$(994)	$1,563

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2010	6/30/2009

REVENUES:
Membership services	$78,235	$74,429
Media	22,692	26,783
Retail	138,589	133,740
	239,516	234,952

COSTS APPLICABLE TO REVENUES:
Membership services	43,293	44,945
Media	17,608	20,880
Retail	82,076	80,906
	142,977	146,731

GROSS PROFIT	96,539	88,221

OPERATING EXPENSES:
Selling, general and administrative	65,833	63,056
Financing expense	7,330	1,540
Depreciation and amortization	9,697	10,661
	82,860	75,257

INCOME FROM OPERATIONS	13,679	12,964

NON-OPERATING ITEMS:
Interest income	250	264
Interest expense	(24,607)	(20,080)
Gain on derivative instrument	(520)	685
Gain on debt restructure	—	4,678
Other non-operating items, net	22	(819)
	(24,855)	(15,272)

LOSS BEFORE INCOME TAXES	(11,176)	(2,308)

INCOME TAX EXPENSE	(202)	(700)

NET LOSS	$(11,378)	$(3,008)

See notes to consolidated financial statements.

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2010	6/30/2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,378)	$(3,008)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,622	6,525
Amortization	4,075	4,136
Loss (gain) on derivative instrument	520	(685)
Loss (gain) on debt restructure	279	(4,678)
Provision for losses on accounts receivable	776	799
Deferred compensation	1,750	—
(Gain) loss on sale of property and equipment	(23)	165
Accretion of original issue discount	817	264
Changes in operating assets and liabilities
Accounts receivable	625	(3,633)
Inventories	(16,757)	(7,397)
Prepaid expenses and other assets	(3,091)	(1,241)
Accounts payable	6,580	19,213
Accrued and other liabilities	1,131	4,220
Deferred revenues and gains	(1,052)	832
Net cash (used in) provided by operating activities	(10,126)	15,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,449)	(2,391)
Net proceeds from sale of property and equipment	658	11
Investment in affiliate	22	(115)
Net cash used in investing activities	(769)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from parent	2,800	5,000
Release of restricted cash	8,058	—
Borrowings on debt	151,059	12,000
Payment of debt issue costs	(4,349)	(2,541)
Principal payments on debt	(143,949)	(27,402)
Net cash provided by (used in) financing activities	13,619	(12,943)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,724	74

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,133	10,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,857	$10,851

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

On March 1, 2010, AGI refinanced its existing senior credit facility ($128.9 million aggregate principal amount outstanding as of December 31, 2009) and second lien notes totaling $9.7 million due July 31, 2010.  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) ($137.8 million principal amount outstanding as of June 30, 2010) or the AGHI Notes ($88.2 million aggregate principal amount outstanding as of June 30, 2010).  See Note 6 — Debt.

In addition, on March 1, 2010, AGI’s subsidiary that operates the Retail segment, Camping World, Inc. (“Camping World”), entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  As of June 30, 2010, $5.9 million was borrowed and $6.9 million of letters of credit were outstanding under the CW Credit Facility.  See Note 6 — Debt.

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-Q.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated

THREE MONTHS ENDED JUNE 30, 2010
Revenues from external customers	$38,661	$8,009	$84,412	$131,082
Depreciation and amortization	477	948	2,356	3,781
Interest income	789	—	—	789
Interest expense	—	(18)	586	568
Segment operating profit	13,408	30	4,451	17,889

	Membership
	Services	Media	Retail	Consolidated

THREE MONTHS ENDED JUNE 30, 2009
Revenues from external customers	$39,197	$9,363	$81,339	$129,899
Depreciation and amortization	812	1,341	2,637	4,790
Gain (loss) on sale of property and equipment	—	1	(84)	(83)
Interest income	849	—	2	851
Interest expense	—	19	2,823	2,842
Segment operating profit (loss)	11,953	(26)	459	12,386

	Membership
	Services	Media	Retail	Consolidated

SIX MONTHS ENDED JUNE 30, 2010
Revenues from external customers	$78,235	$22,692	$138,589	$239,516
Depreciation and amortization	1,118	1,891	4,620	7,629
Gain on sale of property and equipment	—	—	23	23
Interest income	1,595	—	—	1,595
Interest expense	—	(8)	1,118	1,110
Segment operating profit (loss)	31,096	942	(97)	31,941

	Membership
	Services	Media	Retail	Consolidated

SIX MONTHS ENDED JUNE 30, 2009
Revenues from external customers	$74,429	$26,783	$133,740	$234,952
Depreciation and amortization	1,618	2,664	4,826	9,108
Loss on sale of property and equipment	—	—	(165)	(165)
Interest income	1,713	—	4	1,717
Interest expense	—	47	6,741	6,788
Segment operating profit (loss)	24,578	1,286	(7,702)	18,162

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

Income (loss) From Operations Before Income Taxes
Total income for reportable segments	$17,889	$12,386	$31,941	$18,162
Unallocated G & A expense	(5,057)	(3,848)	(8,782)	(7,341)
Unallocated depreciation and amortization expense	(961)	(907)	(2,068)	(1,553)
Unallocated other finance costs	—	(654)	—	(654)
Unallocated (loss) gain on derivative instrument	(144)	665	(520)	685
Unallocated financing expense	(244)	(1,540)	(6,905)	(1,540)
Unallocated gain on debt restructure	—	4,678	—	4,678
Elimination of intercompany interest income	(665)	(717)	(1,345)	(1,453)
Unallocated interest expense, net of intercompany elimination	(11,753)	(8,196)	(23,497)	(13,292)
Income (loss) from operations before income taxes	$(935)	$1,867	$(11,176)	$(2,308)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2010 and December 31, 2009 (in thousands):

	6/30/2010	12/31/2009
Membership services segment	$242,964	$237,597
Media segment	21,783	26,876
Retail segment	110,281	95,193
Total assets for reportable segments	375,028	359,666
Restricted cash	—	8,058
Intangible assets not allocated to segments	4,247	3,314
Corporate unallocated assets	6,933	8,299
Elimination of intersegment receivable	(153,667)	(154,994)
Total assets	$232,541	$224,343

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2010	2009
Cash paid during the period for:
Interest	$29,576	$21,246
Income taxes	—	2

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

In the first quarter of 2010, entities indirectly controlled by the Company’s sole shareholder forgave $3.6 million of interest on the AGHI Notes that was due August 15, 2009 and February 15, 2010, and the interest accrued through March 1, 2010.  The $3.6 million was recorded as a contribution in Additional Paid-in Capital.

On March 1, 2010, $25.4 million of AGHI Notes that were held by an affiliate of AGHI were contributed and recorded as a contribution in Additional Paid-in Capital, and AGHI cancelled those notes.

For the six months ended June 30, 2010, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.6 million increase in Other Long-Term Liabilities and a $0.1 million increase in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash loss on derivative instruments of $0.5 million.

In June 2010, the Company recorded an adjustment of $0.1 million to the current portion of Long-term Debt, related to the Powerboat Magazine acquisition in May 2005, to write-off the remaining contingency to amortization expense as the contingency was resolved and resulted in no final payment.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually, and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

such charge. The Company’s estimates of fair value utilized in the goodwill impairment tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

The following is a summary of changes in the Company’s goodwill by business segment, for the six months ended June 30, 2010 and 2009 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of June 30, 2010	$49,944	$—	$—	$49,944

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2009	(6,086)	—	(47,601)	(53,687)
Balance as of January 1, 2009	49,944	46,884	—	96,828
Impairments	—	—	—	—
Balance as of June 30, 2009	$49,944	$46,884	$—	$96,828

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary as of June 30, 2010.  Under the accounting guidance for goodwill and other intangible assets, as issued by the FASB, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 — Disclosures about Segments of an Enterprise and Related Information.

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2010 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$35,355	$(27,888)	$7,467
Resort and golf course participation agreements	4	7	(6)	1
Non-compete and deferred consulting agreements	15	18,650	(16,743)	1,907
Deferred financing costs	6	13,064	(7,657)	5,407

		$67,076	$(52,294)	$14,782

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

15, 2010 that were held by an affiliate of AGHI were contributed to the Company and the Company cancelled those notes.  As of June 30, 2010, $87.1 million, net of $1.1 million in unamortized original issue discount, remained outstanding on the AGHI Notes.

AGI New Senior Credit Facility

On March 1, 2010, AGI entered into the Second Amended and Restated Credit Agreement (the “AGI New Senior Credit Facility”) to refinance its existing senior credit facility ($128.9 million principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009) and the loan from SA Holding, LLC, (the “SA Loan”), an affiliate of the ultimate shareholder of AGI, ($1.0 million principal amount outstanding at December 31, 2009).  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI Senior Notes ($137.8 million principal amount outstanding as at June 30, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at June 30, 2010 and are due February 15, 2012).  Interest on the term loans under the AGI New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (see Note 7- Interest Rate Swap Agreements), as of June 30, 2010, the average annual interest rate on the term loans was 16.76%.  The AGI New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the AGI New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the AGI New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI and AGHI cancelled those notes.  As of June 30, 2010, $141.9 million, net of approximately $2.4 million of unamortized original issue discount, was outstanding on the AGI New Senior Credit Facility.

CW Credit Facility

On March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate

(6) DEBT (continued)

applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR. As of June 30, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the AGI New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of June 30, 2010, $5.9 million was borrowed and $6.9 million of letters of credit were issued under the CW Credit Facility.

AGI Senior Notes

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (“AGI Senior Notes”) pursuant to an indenture (the “AGI Indenture”).  AGI completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004.  Interest is payable on the AGI Senior Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries guarantee the AGI Senior Notes with unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, including indebtedness under the AGI New Senior Credit Facility and the CW Credit Facility, but rank equal in right of payment to their existing and future senior subordinated debt.  All of AGI’s subsidiaries have jointly and severally guaranteed the indebtedness under the AGI Senior Notes except for CWFR Capital Corp.  As of June 30, 2010, $137.8 million of AGI Senior Notes remain outstanding.  The AGI New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The AGI New Senior Credit Facility and the CW Credit Facility also contain certain financial affirmative covenants.  The Company was in compliance with all debt covenants at June 30, 2010.

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

(7) INTEREST RATE SWAP AGREEMENTS (continued)

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

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.3378% at June 30, 2010 based upon the April 30, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.3378% at June 30, 2010 based upon the April 30, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.7 million of which approximately $7.1 million is in accumulated other comprehensive loss, and $1.1 million included in retained earnings and $0.5 million in the statement of operations in the period ended June 30, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $1.1 million in the statement of operations in aggregate periods through December 31, 2009.  See Note 8 — Fair Value Measurements.

Due to the potential sale of Camping World in September 2008, a highly effective hedge on the cash flows related to the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss is $0.4 million related to changes in the fair value of the $35.0 million

(7) INTEREST RATE SWAP AGREEMENTS (continued)

interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

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

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, a portion of the highly effective hedge on the cash flows related to the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments segregated by assets and liabilities as required by accounting guidance.

Derivatives designated as hedging intruments under		Fair Value as of:
Statement 133	Balance Sheet Location	6/30/2010	12/31/2009

Interest rate swap contracts	Other long-term liabilities	$(8,737)	$(8,090)

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the six months ended June 30, 2010 and 2009 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

Derivatives in Cashflow Hedging Relationships:

	Interest Rate Swap Agreements
	6/30/2010	6/30/2009
Amount of Gain or (Loss) recognized in Other Comprehensive Income on Derivatives	$(316)	$3,574

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective portion)	Gain (loss) on derivative Instrument

	6/30/2010	6/30/2009
Amount of Loss reclassified from Other Comprehensive Loss into Statement of Operations (Effective portion)	$(189)	$(61)

Location of Loss Recognized in Statement of Operations on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative Instrument

	6/30/2010	6/30/2009
Amount of Gain or (Loss) recognized in income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	$(331)	$746

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

As of June 30, 2010, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 7 Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

(8) FAIR VALUE MEASUREMENTS (continued)

The Company’s liabilities at June 30, 2010, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2010:
Interest Rate Swap Contracts	$(8,737)	$—	$(8,737)	$—
FreedomRoads Preferred Interest	—	—	—	—

As of December 31, 2009:
Interest Rate Swap Contracts	(8,090)	—	(8,090)	—
FreedomRoads Preferred Interest	—	—	—	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the six months ended June 30, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	6/30/2010		12/31/2009
	Cost	Fair Value	Cost	Fair Value
AGHI Notes	$87,121	$34,522	$112,275	$44,770
AGI New Senior Credit Facility	141,936	141,936	128,856	122,425
CW Credit Facility	5,891	5,891	—	—
AGI Senior Notes	137,824	137,824	137,824	93,893

(9) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$1,339
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	5
Unrecognized tax benefits at June 30, 2010	$1,344

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $2.0 million related to decreases in unrecognized tax benefits in 2009.  As of June 30, 2010, the liability for penalties and interest was $0.6 million. The Company expects its unrecognized tax benefits to decrease by $1.3 million over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years prior to fiscal 2006 and 2005, respectively.  There currently is an Internal Revenue Service examination of one of the Company’s wholly owned subsidiaries for fiscal year 2008.

ITEM 2:

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2010	6/30/2009	Inc/(Dec)

REVENUES:
Membership services	29.5%	30.2%	(1.4)%
Media	6.1%	7.2%	(14.5)%
Retail	64.4%	62.6%	3.8%
	100.0%	100.0%	0.9%

COSTS APPLICABLE TO REVENUES:
Membership services	17.7%	18.9%	(5.7)%
Media	4.6%	5.7%	(19.1)%
Retail	38.0%	38.0%	1.0%
	60.3%	62.6%	(2.9)%

GROSS PROFIT	39.7%	37.4%	7.3%

OPERATING EXPENSES:
Selling, general and administrative	27.2%	25.5%	7.6%
Financing expense	0.2%	1.2%	(84.2)%
Depreciation and amortization	3.6%	4.4%	(16.8)%
	31.0%	31.1%	0.7%

INCOME FROM OPERATIONS	8.7%	6.3%	39.7%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(7.5)%
Interest expense	(9.4)%	(8.5)%	11.6%
(Loss) gain on derivative instrument	(0.1)%	0.5%	(121.7)%
Gain on debt restructure	—	3.6%	-100.0%
Other non-operating items, net	—	(0.6)%	(99.6)%
	(9.4)%	(4.9)%	96.0%

(LOSS) INCOME BEFORE INCOME TAXES	(0.7)%	1.4%	(150.1)%

INCOME TAX EXPENSE	(0.1)%	(0.2)%	(80.6)%

NET (LOSS) INCOME	(0.8)%	1.2%	(163.6)%

AFFINITY GROUP HOLDING, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2010	6/30/2009	Inc/(Dec)

REVENUES:
Membership services	32.6%	31.7%	5.1%
Media	9.5%	11.4%	(15.3)%
Retail	57.9%	56.9%	3.6%
	100.0%	100.0%	1.9%

COSTS APPLICABLE TO REVENUES:
Membership services	18.1%	19.1%	(3.7)%
Media	7.3%	8.9%	(15.7)%
Retail	34.3%	34.5%	1.4%
	59.7%	62.5%	(2.6)%

GROSS PROFIT	40.3%	37.5%	9.4%

OPERATING EXPENSES:
Selling, general and administrative	27.5%	26.8%	4.4%
Financing expense	3.1%	0.7%	376.0%
Depreciation and amortization	4.0%	4.5%	(9.0)%
	34.6%	32.0%	10.1%

INCOME FROM OPERATIONS	5.7%	5.5%	5.5%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(5.3)%
Interest expense	(10.3)%	(8.6)%	22.5%
Gain on derivative instrument	(0.2)%	0.3%	(175.9)%
Gain on debt restructure	—	2.0%	(100.0)%
Other non-operating items, net	—	(0.3)%	(102.7)%
	(10.4)%	(6.5)%	62.7%

LOSS BEFORE INCOME TAXES	(4.7)%	(1.0)%	384.2%

INCOME TAX BENEFIT (EXPENSE)	(0.1)%	(0.3)%	(71.1)%

NET LOSS	(4.8)%	(1.3)%	278.3%

 RESULTS OF OPERATIONS

Three Months Ended June 30, 2010

Compared With Three Months Ended June 30, 2009

Revenues

Revenues of $131.1 million for the second quarter of 2010 increased by $1.2 million, or 0.9%, from the comparable period in 2009.

Membership Services revenues of $38.7 million for the second quarter of 2010 decreased $0.5 million, or 1.4%, from the comparable period in 2009.  This revenue decrease was largely attributable to a $1.4 million reduction in member events revenue due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2009 versus the third quarter of 2010 and a $0.3 million revenue reduction due to reduced membership in the Coast Club and Golf Card Club, partially offset by a $0.5 million increase in extended vehicle warranty program revenue, resulting from continued policy growth, and emergency road service revenue, a $0.4 million increase in advertising revenue for the President’s Club publication, RV View, and a $0.3 million increase in marketing fee revenue from health and life insurances products.

Media revenues of $8.0 million for the second quarter of 2010 decreased $1.4 million, or 14.5%, from the comparable period in 2009.  This decrease was primarily attributable to a $1.2 million reduction in revenue from our outdoor power sports magazines related to reduced issues published, and a $0.2 million reduction in advertising revenue related to the campground guides in the second quarter of 2010 compared to the second quarter of 2009.

Retail revenues of $84.4 million increased by $3.1 million, or 3.8%, from the comparable period in 2009.  Store merchandise sales increased $2.2 million from the second quarter of 2009 due to a same store sales increase of $3.2 million, or 5.3%, compared to a 6.5% decrease in same store sales for the second quarter of 2009, and a $0.1 million revenue increase from the opening of one new store over the past eighteen months partially offset by decreased revenue from discontinued stores of $1.1 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, installation and service fees increased $0.8 million, supplies and other sales increased $0.5 million, and mail order and internet sales decreased $0.4 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $79.0 million for the second quarter of 2010, a decrease of $2.3 million, or 2.9%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $23.2 million decreased $1.4 million, or 5.7%, from the comparable period in 2009.  This decrease consisted of a $1.7 million expense reduction related to timing of the annual rally, and a $0.3 million reduction in wage-related expenses, partially offset by a $0.6 million increase in emergency road service and extended vehicle warranty program costs relating to increased revenue.

Media costs applicable to revenues of $6.0 million for the second quarter of 2010 decreased $1.4 million, or 19.1%, from the comparable period in 2009 primarily related to a $0.8 million expense reduction from the outdoor power sports magazine group resulting from reduced issues published, a $0.3 million expense reduction in the RV magazine group and a $0.3 million reduction in costs related to the annual directories.

Retail costs applicable to revenues increased $0.5 million, or 1.0%, to $49.8 million.  The retail gross profit margin of 40.9% for the second quarter of 2010 increased from 39.3% for the comparable period in 2009 primarily due to selective price increases on high volume products.

Operating Expenses

Selling, general and administrative expenses of $35.6 million for the second quarter of 2010 increased $2.5 million compared to the second quarter of 2009.  This increase was due to a $1.7 million increase in deferred executive compensation under the 2010 Phantom Stock agreements, and a $0.8 million increase in retail general and administrative expenses, primarily related to labor costs.

For the second quarter of 2010, financing expense of $0.2 million was incurred for legal and other costs related to the New Senior Credit Facility entered into on March 1, 2010, which was expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  Financing expense of $1.5 million for second quarter of 2009 related to legal and other costs incurred associated with the amendment dated June 5, 2009 to the then senior secured credit facility.

Depreciation and amortization expense of $4.7 million decreased $1.0 million from the prior year primarily due to reduced amortization of intangible assets associated with prior acquisitions, and reduced capital expenditures.

Income from Operations

Income from operations for the second quarter of 2010 totaled $11.4 million compared to income from operations of $8.1 million for the second quarter of 2009.  This $3.2 million increase was primarily the result of increased gross profit for the Retail and Membership Services segments of $2.6 million, and $0.9 million, respectively, reduced financing expense of $1.3 million, and reduced operating expenses of $0.1 million.  These increases were partially offset by a $1.7 million increase in deferred executive compensation.

Non-Operating Items

Non-operating expenses of approximately $12.3 million for the second quarter of 2010 increased $6.0 million compared to the second quarter of 2009 due to the $4.7 million gain on purchase of the $14.6 million of AGI Senior Notes in the second quarter of 2009, a $1.2 million increase in interest expense relating to higher interest rates, and $0.8 million of reduced gain on derivative interest rate swap agreements.  These increases were partially offset by a $0.7 million reduction in other non-operating charges.

(Loss) income before Income Tax

Loss before income tax for the second quarter of 2010 was $0.9 million, compared to income of $1.9 million for the second quarter of 2009.  This decrease in income of $2.8 million was attributable a $6.0 million increase in non-operating items mentioned above for the second quarter of 2010 that was only partially offset by the $3.2 million increase in income from operations in the second quarter of 2010.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the second quarter of 2010, compared to $0.3 million income tax expense for the second quarter of 2009.

Net (loss) income

Net loss in the second quarter of 2010 was $1.0 million compared to net income of $1.6 million for the same period in 2009 mainly due to the reasons discussed above.

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

Membership services segment profit of $13.4 million for the second quarter of 2010 increased $1.5 million, or 12.2%, from the comparable period in 2009.  This increase was largely attributable to a $0.4 million increase in profit from the Good Sam Club related to reduced marketing and administrative expense, a $0.4 million increase in President’s Club segment profit related to increased advertising revenue in its RV View magazine, a $0.4 million increase in profit from marketing fee revenue related to health and life insurance products, and a $0.3 million increase in segment profit related to overhead cost savings.

Media segment profit of approximately $30,000 for the second quarter of 2010 remained relatively unchanged from the comparable period in 2009.  Increased segment profit from the RV magazine groups of approximately $0.2 million, related to reduced costs, was offset by reduced segment profit from consumer events, relating to reduced number of events.

Retail segment profit of $4.5 million for the second quarter of 2010 increased $4.0 million compared the $0.5 million segment profit for the second quarter of 2009.  This increase in segment profit was the result of a $2.3 million increase in gross profit margin, a $2.2 million decrease in allocated interest expense, and a $0.3 million decrease in depreciation and amortization expense, partially offset by a $0.8 million increase in selling, general and administrative expenses.

Six Months Ended June 30, 2010

Compared With Six Months Ended June 30, 2009

Revenues of $239.5 million for the first six months of 2010 increased by $4.6 million, or 1.9%, from the comparable period in 2009.

Membership Services revenues of $78.2 million for the first six months of 2010 increased $3.8 million, or 5.1%, from the comparable period in 2009.  This revenue increase was largely attributable to a $4.6 million revenue increase related to vehicle insurance products primarily related to a $5.0 million fee received in the first quarter as a result of waiving our right of first refusal regarding the sale of the third party partner, an $0.8 million increase in extended vehicle warranty program revenue resulting from continued policy growth, a $0.7 million increase in various other ancillary products, a $0.5 million increase in advertising revenue for the President’s Club publication, RV View, and a $0.4 million increase in revenue from emergency road service products.  These increases were partially offset by a $1.4 million reduction in member events revenue due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2009 versus the third quarter of 2010, a $1.2 million revenue decrease due to the termination of the brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”) in December 2009, and a $0.6 million decrease due to reduced membership for the Coast Club and Golf Card Club.

Media revenues of $22.7 million for the first six months of 2010 decreased $4.1 million, or 15.3%, from the comparable period in 2009.  This decrease was primarily attributable to a $2.5 million reduction in revenue from our outdoor power sports magazines related to reduced issues published, a $0.6 million reduction in RV related publication revenue primarily attributable to reduced advertising and circulation revenue, and a $1.0 million reduction in exhibitor revenue resulting from six fewer consumer shows in the first six months of 2010 compared to the first six months of 2009.

Retail revenues of $138.6 million increased by $4.8 million, or 3.6%, from the comparable period in 2009.  Store merchandise sales increased $2.0 million from the first six months of 2009 due to a same store sales increase of $3.4 million, or 3.4%, compared to an 11.0% decrease in same store sales for the first six months of 2009, and a $0.2 million revenue increase from the opening of one new store over the past eighteen months, partially offset by decreased revenue from discontinued stores of $1.6 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $1.0 million, installation and service fees increased $1.0 million and supplies and other sales increased $0.8 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $143.0 million for the first six months of 2010, a decrease of $3.8 million, or 2.6%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $43.3 million decreased $1.7 million, or 3.7%, from the comparable period in 2009.  This decrease consisted of a $1.7 million reduction in member events costs related to event timing, a $0.7 million reduction in wage-related expenses, and a $0.5 million reduction in marketing and program costs related to reduced membership in the Coast Club and Golf Card Club, partially offset by a $1.0 million increase in costs associated with the extended vehicle warranty program and emergency road services, related to increased revenue, and a $0.2 million increase in vehicle insurance marketing fees.

Media costs applicable to revenues of $17.6 million for the first six months of 2010 decreased $3.3 million, or 15.7%, from the comparable period in 2009 primarily related to a $1.9 million reduction in magazine expenses resulting from reduced issues published and reduced magazine sizes, a $0.7 million reduction in costs related to reduced consumer shows revenue, and a $0.7 million reduction in wage-related costs.

Retail costs applicable to revenues increased $1.2 million, or 1.4%, to $82.1 million.  The retail gross profit margin of 40.8% for the first six months of 2010 increased from 39.5% for the comparable period in 2009 primarily due to selective price increases on high volume products.

Operating Expenses

Selling, general and administrative expenses of $65.8 million for the first six months of 2010 increased $2.8 million compared to the first six months of 2009.  This increase was due to a $1.7 million increase in deferred executive compensation under the 2010 Phantom Stock agreements, a $1.0 million increase in retail general and administrative expenses consisting primarily of increases in labor and property taxes, and a $0.1 million increase in other general and administrative expenses.

For the first six months of 2010, financing expense of $7.3 million was incurred for legal and other costs related to the AGI New Senior Credit Facility entered into on March 1, 2010, which was expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  Financing expense of $1.5 million for first six months of 2009 related to legal and other costs incurred associated with the amendment dated June 5, 2009 to the then senior secured credit facility.

Depreciation and amortization expense of $9.7 million decreased $1.0 million from the prior year primarily due to reduced amortization of intangible assets associated with prior acquisitions, and reduced capital expenditures partially offset by increased amortization related to the New Senior Credit Facility re-financing.

Income from Operations

Income from operations for the first six months of 2010 totaled $13.7 million compared to $13.0 million for the first six months of 2009.  This $0.7 million increase was primarily the result of increased financing expense of $5.8 million in the first six months of 2010, $1.7 million of deferred executive compensation, and reduced gross profit for the Media segment of $0.8 million, partially offset by increased gross profit for the Retail and Membership Service segments of $3.6 million and $5.4 million, respectively.

Non-Operating Items

Non-operating expenses of approximately $24.9 million for the first six months of 2010 increased $9.6 million compared to the first six months of 2009 due to a $4.5 million increase in interest expense relating to higher interest rates, a $4.7 million gain on purchase of the $14.6 million AGI Senior Notes in the second quarter of 2009, and a $1.2 million reduced gain on derivative interest rate swap agreements, partially offset by an $0.8 million reduction in other non-operating expenses .  See Note 7 — Interest Rate Swap Agreements.

Loss before Income Tax

Loss before income tax for the first six months of 2010 was $11.2 million, compared to loss before income taxes for the first six months of 2009 of $2.3 million.  This increased loss was attributable to the $0.7 million increase in income from operations and the $9.6 million increase in non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.2 million for the first six months of 2010, compared to $0.7 million income tax expense for the first six months of 2009.

Net loss

Net loss in the first six months of 2010 was $11.4 million compared to a $3.0 million net loss for the same period in 2009 mainly due to the reasons discussed above.

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

Membership services segment profit of $31.1 million for the first six months of 2010 increased $4.0 million, or 16.3%, from the comparable period in 2009.  This increase was largely attributable to a $4.3 million increase in vehicle insurance profit primarily related to a $5.0 million fee received as a result of waiving our right of first refusal regarding the sale of the third party partner, a $1.2 million increase in segment profit from various ancillary products revenue and cost reductions, a $0.9 million increase in profit from the Good Sam Club related to reduced marketing and administrative expenses, a $0.5 million increase in profit from the extended vehicle warranty program and emergency road service products, a $0.4 million increase in segment profit related to member events timing, a $0.3 million increase in segment profit relating to the additional advertising revenue in the President’s Club publication, RV View, and a $0.1 million increase in profit related to reduced marketing and program expenses in the Coast to Coast Club and Golf Card Club.  These increases were partially offset by a $1.2 million decrease in segment profit relating to reduced brand usage licensing fees from FreedomRoads.

Media segment profit decreased $0.3 million, or 26.7%, to $0.9 million for the first six months of 2010 from the comparable period in 2009.  This decrease in segment profit resulted primarily from a $0.3 million decrease in segment profit from our consumer shows group.

Retail segment loss was $0.1 million for the first six months of 2010 compared to a loss of $7.7 million for the first six months of 2009.  This $7.6 million improvement was the result of a $5.6 million decrease in allocated interest expense, a $3.0 million increase in gross profit margin and a $0.4 million reduction in amortization expense, partially offset by a $1.0 million increase in selling, general and administrative expenses, and $0.4 million of financing expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically operates with a working capital deficit.  The working capital deficit as of June 30, 2010 and December 31, 2009 was $3.5 million and $14.0 million, respectively.  The primary reason for the working capital deficit was the deferred revenue and gains reported under current liabilities of $60.3 million and $60.7 million, as of June 30, 2010 and December 31, 2009, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships and service contracts in advance, which is amortized over the life of the membership or contract period.  The Company uses net proceeds from this deferred revenue to lower its borrowings.

In 2009, the Company engaged a financial advisor to assist in refinancing or restructuring of the AGI Senior Notes ($137.8 million principal outstanding at June 30, 2010 and maturing on February 15, 2012) and the AGHI Notes ($87.1 million principal outstanding at June 30, 2010 and maturing on February 15, 2012).  AGHI deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30-day grace period for the payment of interest.  Before the end of the grace period, AGHI received consent letters for extending such grace period from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes and from non-institutional holders holding in the aggregate $46.6 million principal amount of the AGHI Notes and paid the interest of the remaining AGHI Notes.  The aggregate principal amount of the AGHI Notes outstanding was then $113.6 million so the holders executing the consents held 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders. In addition, AGHI paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  AGHI satisfied the August 15, 2009 interest payment in January, 2010 with $4.5 million in cash (funded, in part, from a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million due to related entities was forgiven and, as such, reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  As a condition to funding of the AGI New Senior Credit Facility, AGHI acquired $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI, and contributed them by the affiliate to AGHI, and AGHI then cancelled those notes, thereby reducing the approximately $112.3 million of AGHI Notes outstanding as of December 31, 2009 to approximately $87.1 million as of June 30, 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2010.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2010 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2010	2011 and 2012	2013 and 2014	Thereafter

Debt and future interest	$453,673	$23,037	$430,636	$—	$—
Operating lease obligations	215,286	11,511	42,950	36,660	124,165
Standby letters of credit	6,891	4,891	2,000	—	—
Grand total	$675,850	$39,439	$475,586	$36,660	$124,165

In accordance with their respective loan agreements, the maturity dates of the AGI New Senior Credit Facility and the CW Credit Facility accelerate to mature 90 days and 120 days, respectively, prior to maturity of the AGI Senior Notes and the AGHI Notes.  The Debt and future interest disclosed above assumes the AGI Senior Notes and AGHI Notes, both due February 15, 2012, are not extended.

AGHI Notes

On March 24, 2005, in a private placement, the Company issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The Company completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of the Company, and AGI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and before February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008 and February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC, in the amount of $5.9 million, $6.2 million and $6.2 million, respectively.  AGHI made the interest payment due August 15, 2009 in January, 2010 with a $4.5 million cash payment (a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million due to related entities was forgiven and reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  On March 1, 2010, $25.4 million of the AGHI Notes due March 15, 2010 that were held by an affiliate of AGHI were contributed to the Company and the Company cancelled those notes.  Currently, the AGI New Senior Credit Facility, CWI Credit Facility, and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.  As of June 30, 2010, $87.1 million, net of $1.1 million in unamortized original issue discount, remained outstanding on the AGHI Notes.

The next interest payment date on the AGHI Notes is August 15, 2010 and the amount of interest then due is $4.8 million.  Under the terms of the AGI New Senior Credit Facility, AGI is not currently able to pay dividends or otherwise provide funds to the Company to make such interest payment and, consequently, as of the filing of this Report on Form 10-Q, we do not have sufficient funds to make the August 15, 2010 interest payment on the AGHI Notes.  Although for the interest payments payable August 15, 2007, August 15, 2008, February 15, 2009, August 15, 2009 and February 15, 2010, the Company’s parent, AGHC, has made capital contributions to AGHI in amounts necessary to fund those interest payments, as of the filing of this Report on Form 10-Q, the Company has not received a commitment from its parent, AGHC, to provide funds for the interest payment due August 15, 2010.  There can be no assurance that the Company’s parent company will loan or otherwise provide funds to the Company in an amount sufficient to make such interest payment.

Under the terms of the AGHI Notes, the Company is afforded a 30-day grace period from the interest payment date before non-payment constitutes an event of default under such notes.  If the interest payment is not made by the end of the grace period and no extension or other agreement is reached with the holders of the AGHI Notes, the trustee under the indenture under which the AGHI Notes were issued can declare an event of default and the trustee must declare an event of default if the holders of 25% or more in principal amount of the AGHI Notes request that the trustee declare an event of default.  The AGI New Credit Facility and the CW Credit Facility include cross-default provisions that would result in an event of default under those debt instruments if an event of default occurs under the AGHI Notes.  Upon an event of default, the holders of such debt instruments will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI New Senior Credit Facility and the CW Credit Facility is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.  Because we are a holding company, except to the extent that we have priority or equal claims against our subsidiaries as a creditor, our obligations under the AGHI Notes are effectively subordinated to the obligations of our subsidiaries, including the AGI Senior Notes and trade payables of our subsidiaries.

AGI New Senior Credit Facility

On March 1, 2010, AGI entered into the AGI New Senior Credit Facility to refinance the existing senior credit facility ($128.9 million aggregate principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009), and the SA Loan ($1.0 million principal amount outstanding at December 31, 2009).  The AGI New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the AGI New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either the AGI Senior Notes ($137.8 million principal amount outstanding as at June 30, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at June 30, 2010 and are due February 15, 2012).  Interest on

the term loans under the AGI New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (See Note 7- Interest Rate Swap Agreements), as of June 30, 2010, the average annual interest rate on the term loans was 16.76%.  The AGI New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the AGI New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the AGI New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI, and AGHI cancelled those notes.  As of June 30, 2010, $141.9 million, net of approximately $2.4 million of unamortized original issue discount, was outstanding on the AGI New Senior Credit Facility.  Restricted cash of $8.1 million was released from its restriction on March 1, 2010, when the existing credit facility was refinanced.

CW Credit Facility

On March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the AGI New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  As of June 30, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the AGI New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of June 30, 2010, $5.9 million was borrowed and $6.9 million of letters of credit were issued under the CW Credit Facility.

AGI Senior Notes

In February 2004, AGI issued $200.0 million of AGI Senior Notes pursuant to the AGI Indenture.  Interest at the rate of 9% per annum is due on the AGI Senior Notes on February 15 and August 15.  The AGI Senior Notes mature on February 15, 2012.  As of June 30, 2010, $137.8 million of AGI Senior Notes remained outstanding.  The fair value of the AGI Senior Notes, based on the quoted market price at June 30, 2010, was $102.3 million.

The AGI New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The AGI New Senior Credit Facility and the CW Credit Facility also contain certain financial and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2010.

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

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.3378% at June 30, 2010 based upon the April 30, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.3378% at June 30, 2010 based upon the April 30, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.7 million of which approximately $7.1 million is in accumulated other comprehensive loss, and $1.1 million included in retained earnings and $0.5 million in the statement of operations in the period ended June 30, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $1.1 million in the statement of operations in aggregate periods through December 31, 2009.

Due to the potential sale of Camping World in September 2008, a highly effective hedge on the cash flows related to the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008, which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

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

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the cash flows related to the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

Other Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2010, the Company incurred $1.7 million of deferred executive compensation expense under the phantom stock agreements, and made no payments under the terms of the vested phantom stock agreements.  No phantom stock payments are scheduled to be made for the remainder of 2010.

Capital expenditures for the first six months of 2010 totaling $1.4 million decreased $0.9 million from the first six months of 2009 primarily due to the curtailment of new retail store openings.  Additional capital expenditures of $2.8 million are anticipated for the balance of

2010 primarily for software enhancements, information technology upgrades and further website development.

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

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Publication advertising and newsstand sales, net of estimated provision for returns, are recorded at time of delivery.  Subscription sales of publications are deferred and recognized over the lives of the subscriptions.  Revenues from the emergency road service program (“ERS”) are deferred and recognized over the life of the contract.  ERS claim expenses are recognized when incurred.  Advances on third party credit card fee revenues are deferred and recognized based primarily on a percentage of credit card receivables held by third parties.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  Revenue and related expenses for consumer shows are recognized when the show occurs.

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

The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap agreements.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its FreedomRoads Preferred Interest, and Media and Retail segment goodwill.

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

Interest Rate Sensitivity Analysis

At June 30, 2010, the total debt of the Company was $373.1 million, $147.8 million of variable rate debt comprised of $141.9 million of term loans under the New Senior Credit Facility, of which $120.0 million is fixed through the interest rate swap agreements, and $5.9 million under the CW Credit Facility.  Fixed rate debt of $225.3 million is comprised of $137.8 million of AGI Senior Notes, $87.1 million of AGHI Notes and $0.4 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-

percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.3 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of June 30, 2010, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 1A: RISK FACTORS

In addition to Risk Factors described under Item 1A — Risk Factors, in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the following additional risk factors supplement the Risks Relating to Our Debt:

The maturity of our senior secured indebtedness could accelerate in the fourth quarter of 2011 if we are not able to refinance or extend the maturity date of the AGI Senior Notes and the AGHI Notes which mature on February 15, 2012.

In accordance with their respective loan agreements, the maturity dates of the AGI New Senior Credit Facility and the CW Credit Facility accelerate to mature 90 days and 120 days, respectively, prior to maturity of the AGI Senior Notes and the AGHI Notes.  The AGI Senior Notes and AGHI Notes are due on February 15, 2012.  Although the Company is currently seeking to refinance, extend or replace these notes, there can be no assurance that these notes will be refinanced, extended or replaced prior to the accelerated due dates of the AGI New Senior Credit Facility and CW Credit Facility.  The availability of financing may be limited due to the current uncertainties in the capital markets and the current general conditions in the U.S. economy.  As a result, it may be even more difficult for the Company to refinance, extend or replace the AGI Senior Notes and AGHI Notes.  If the Company is not able to refinance, extend or replace the AGI Senior Notes and AGHI Notes prior to the accelerated maturity dates of the AGI New Senior Credit Facility and the CW Credit Facility, the lenders under the AGI New Senior Credit Facility and the CW Credit Facility will be entitled to exercise their remedies to sell the collateral securing the repayment of the AGI New Senior Credit Facility and CW Credit Facility, including the Company’s assets, the stock of the Company and the stock of the Company’s subsidiaries.  Since the indebtedness owed under the AGI New Senior Credit Facility and CW Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of the Company and its subsidiaries.  It is also possible that the interest rate payable on any new borrowings will be higher than the interest rates under the current AGI Senior Notes and AGHI Notes, which would adversely affect the Company’s cash flow and profitability (or increase losses).

The next interest payment date on the AGHI Notes is August 15, 2010 and the amount of interest then due on the AGHI Notes is $4.8 million.  Under the terms of the AGI New Senior Credit Facility, AGI is not currently able to pay dividends or otherwise provide funds to the Company to enable the Company to make such interest payment and, consequently, as of the filing of this Report on Form 10-Q, we do not have sufficient funds to make the August 15, 2010 interest payment on the AGHI Notes.  Although for the interest payments payable August 15, 2007, August 15, 2008, February 15, 2009, August 15, 2009 and February 15, 2010, the Company’s parent, AGHC, has made capital contributions to the Company in amounts necessary to fund those interest payments, there can be no assurance that the Company’s parent company will loan or otherwise provide funds to the Company in an amount sufficient to make the interest payment due August 15, 2010.

As of June 30, 2010, approximately $87.1 million, net of $1.1 million in unamortized original issue discount, remained outstanding on the AGHI Notes.  The next interest payment date on the AGHI Notes is August 15, 2010 and the amount of interest then due is $4.8 million.  Under the terms of the AGI New Senior Credit Facility, AGI is not currently able to pay dividends or otherwise provide funds to the Company to make such interest payment and, consequently, as of the filing of this Report on Form 10-Q, we do not have sufficient funds to make the August 15, 2010 interest payment on the AGHI Notes.  Although for the interest payments payable August 15, 2007, August 15, 2008, February 15, 2009, August 15, 2009 and February 15, 2010, the Company’s parent, AGHC, has made capital contributions to the Company in amounts necessary to fund those interest payments, as of the filing of this Report on Form 10-Q, the Company has not received a commitment from its parent, AGHC, to provide funds for the interest payment due August 15, 2010.  There can be no assurance that the Company’s parent company will loan or otherwise provide funds to the Company in an amount sufficient to make such interest payment.

Under the terms of the AGHI Notes, the Company is afforded a 30-day grace period from the interest payment date before non-payment constitutes an event of default under such notes.  If the interest payment is not made by the end of the grace period and no extension or other agreement is reached with the holders of the AGHI Notes, the trustee under the indenture under which the AGHI Notes were issued can declare an event of default and the trustee must declare an event of default if the holders of 25% or more in principal amount of the AGHI Notes request that the trustee declare an event of default.  The AGI New Credit Facility and the CW Credit Facility include cross-default provisions that would result in an event of default under those debt instruments if an event of default occurs under the AGHI Notes.  Upon an event of default, the holders of such debt instruments will be entitled to exercise their respective remedies including, in the case of secured debt, to sell the collateral securing the repayment thereof.  In as much as the indebtedness owned under the AGI New Senior Credit Facility and the CW Credit Facility is secured, it would be repaid before funds are available to discharge any unsecured or subordinated obligations.  Because we are a holding company, except to the extent that we have priority or equal claims against our subsidiaries as a creditor, our obligations under the AGHI Notes are effectively subordinated to the obligations of our subsidiaries, including the AGI Senior Notes and trade payables of our subsidiaries.

ITEM 6: EXHIBITS

Exhibits:

Exhibit 10.40 – Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc., dated January 1, 2010.

Exhibit 10.41 – Audit Committee Charter revision dated June 15, 2010.

Exhibit 10.42 – First Amendment and Limited Waiver to Second Amended and Restated Credit Agreement dated August 12, 2010 among Affinity Group, Inc., as borrower and as a credit party, the credit parties hereto, the lenders party hereto and Wilmington Trust FSB, as Administrative Agent.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP HOLDING, INC.

/s/ Thomas F. Wolfe
Date: August 13, 2010	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer